Form 10-Q
period 1996-03-31
TORCH ENERGY ROYALTY TRUST
filed 1996-05-15
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______ to _________

Commission File Number 1-12474

                          Torch Energy Royalty Trust
            (Exact name of registrant as specified in its charter)

           Delaware                                            74-6411424
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

1100 North Market Street, Wilmington, Delaware                    19890
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             302/651-8584

                                Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]          No   [_]

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

INTRODUCTION

The financial statements included herein have been prepared by Wilmington Trust Company, as Trustee (the "Trustee") of Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1995 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1996 and December 31, 1995, the distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of March 31, 1996 and the related statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Torch Energy Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 5, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
- -------------------------
DELOITTE & TOUCHE LLP
Houston, Texas

April 26, 1996


                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                   March 31, 1996   December 31,1995
                                                   --------------   ----------------
                                                    (Unaudited)
Cash.............................................        $      8           $      9
Net profits interests in oil and gas properties
 (Net of accumulated amortization of $47,859
 and $43,430 at March 31, 1996 and
 December 31, 1995, respectively)................         132,741            137,170
                                                         --------           --------
                                                         $132,749           $137,179
                                                         ========           ========


          LIABILITIES AND TRUST CORPUS

Trust expense payable............................        $    160           $    165
Trust corpus.....................................         132,589            137,014
                                                         --------           --------
                                                         $132,749           $137,179
                                                         ========           ========


                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                              1996                1995
                                            --------            --------
Net profits income.......................    $4,747              $6,199
Interest income..........................         7                   9
                                             ------              ------
                                              4,754               6,208
                                             ------              ------
General and administrative expenses......       149                 175
                                             ------              ------
Distributable income.....................    $4,605              $6,033
                                             ======              ======
Distributable income per Unit
 (8,600,000 Units).......................    $  .54              $  .70
                                             ======              ======
Distributions per Unit...................    $  .54              $  .70
                                             ======              ======




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)
                                  (Unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                               1996              1995
                                            ----------        ----------
Trust corpus, beginning of period......      $137,014          $157,373
Amortization of net profits interests..        (4,429)           (5,045)
Distributable income...................         4,605             6,033
Distributions to Unitholders...........        (4,601)           (6,020)
                                             --------          --------
Trust corpus, end of period............      $132,589          $152,341
                                             ========          ========



                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

1.  Trust Organization and Provisions

The Torch Energy Royalty Trust ("Trust") was formed effective October 1, 1993, pursuant to a trust agreement ("Trust Agreement") among Wilmington Trust Company, as trustee ("Trustee"), Torch Royalty Company ("TRC") and Velasco Gas Company, Ltd. ("Velasco") as owners of certain oil and gas properties ("Underlying Properties") and Torch Energy Advisors Incorporated ("Torch") as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). In 1995 and 1994, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.01 and $1.00, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold, and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, will be the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the Net Proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 730.0 MMcf

                          TORCH ENERGY ROYALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of gas before January 1,1995 and the sale of 912.5 MMcf of gas thereafter, less property, production, severance and related taxes. The production for the three-month period ended December 31, 1995 from the Underlying Properties in the Robinson's Bend Field was approximately 6.2% (56,149 Mcf) below the volume limitation. The Net Profits Interests also entitle the Trust to 20% of any infill net proceeds if, in the future, infill wells are drilled on the Underlying Properties.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -    Revenues are recognized in the period in which amounts are received by the
     Trust. Therefore, revenues recognized during the three-month periods ended March 31, 1996 and 1995 are derived from oil and gas production sold during the three-month periods ended December 31, 1995 and 1994, respectively. General and administrative expenses are recognized on an accrual basis.

- -    Amortization of the Net Profits Interests is calculated on a unit-of-
     production basis and charged directly to trust corpus.

- -    Distributions to Unitholders are recorded when declared by the Trustee.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

3.  Federal Income Taxes

Tax counsel has advised the Trust that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association taxable as a corporation. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

Because the Trust is treated as a grantor trust for Federal income tax purposes and a Unitholder is treated as directly owning an interest in the Net Profits Interests, each

                          TORCH ENERGY ROYALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS--(CONTINUED)

Unitholder is taxed directly on such Unitholder's pro rata share of income attributable to the Net Profits Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust. Amounts payable with respect to the Net Profits Interests are paid to the Trust on the quarterly record date established for quarterly distributions in respect to each calendar quarter during the term of the Trust, and the income, deductions and income tax credits relating to Section 29 Credits resulting from such payments are allocated to the Unitholders of record on such date.

4.  Distributions and Income Computations

The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), an affiliate of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and

                          TORCH ENERGY ROYALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS--(CONTINUED)

transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1996, on an Mcfe basis), the Specified Prices currently receive a weighting of approximately one-half and decline to less than 10%, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.79 per MMBtu in 1994 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of March 31, 1996, TEMI has accumulated Price Credits of $2,381,000. In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased put option contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price. Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 1996 and 1995 were $6,251,000, and $7,911,000,respectively.

                          TORCH ENERGY ROYALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS--(CONTINUED)

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.265 per MMBTU for 1995 and $0.261 per MMBTU for 1994), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia") pursuant to a gas gathering agreement. Bahia is an affiliate of Torch. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 72 of the 470 wells in the Robinson's Bend Field.
TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. During the third quarter of 1994, the Purchase Contract was amended whereby TEMI is entitled to deduct, effective August 1, 1994, a transportation fee of $.045 per MMBtu, payable to a third party, from production attributable to certain wells in the Cotton Valley Fields whose production was transferred to a pipeline with lower system pressure. During the three months ended March 31, 1996 and 1995, gathering, treating and transportation fees charged by TEMI, attributable to production during the three months ended December 31, 1995 and 1994 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $511,000, and $581,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees paid by the Trust to Torch during the three months ended March 31, 1996 and 1995 were $89,000 per period.

                          TORCH ENERGY ROYALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS--(CONTINUED)

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees paid by the Trust to the Trustee during the three months ended March 31, 1996 and 1995 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                            TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 1996 and 1995 is derived from actual oil and gas produced during the three months ended December 31, 1995 and 1994, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                             Three Months Ended March 31,
                         ------------------------------------
                               1996               1995
                         -----------------  -----------------
                          Bbl       Mcf      Bbl       Mcf
                         of Oil   of Gas    of Oil   of Gas
                         ------  ---------  ------  ---------
Chalkley Field           19,472  1,618,622  25,498  2,047,494
Robinson's Bend Field       ---    901,422     ---    982,050
Cotton Valley Fields      2,356    438,830   2,979    668,473
Austin Chalk Fields      18,162    185,098  33,231    373,506
                         ------  ---------  ------  ---------
                         39,990  3,143,972  61,708  4,071,523
                         ======  =========  ======  =========

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

For the three months ended March 31, 1996, net profits income was $4,747,000, down 23% from net profits income of $6,199,000 for the same period in 1995. Such decrease is primarily due to a decline in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three months ended March 31, 1996 was 3,143,972 Mcf, or 23% lower than gas production of 4,071,523 Mcf for the same period in 1995. Oil production attributable to the Underlying Properties for the three months ended March 31, 1996 was 39,990 Bbls, as compared to 61,708 Bbls for the same period in 1995. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the three months ended March 31, 1996 was $1.70 per MMbtu for gas and $16.28 per Bbl for oil as compared to $1.70 per MMBtu for gas $15.52 per Bbl for oil during the same period in 1995. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of March 31, 1996, TEMI was entitled to accrued Price Credits of $2,381,000, which TEMI may be entitled to deduct in calculating the purchase price in the future. Price Credits in the amount of $305,000 were deducted in calculating the purchase price related to production for the three months ended December 31, 1995.

General and administrative expenses amounted to $149,000 for the three months ended March 31, 1996 as compared to $175,000 during the three months ended March 31, 1995. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $4,605,000, or $.54 per Unit, for the three months ended March 31, 1996 as compared to $6,033,000 or $.70 per Unit, for the same period in 1995. On March 11, 1996, the Trust made a distribution to Unitholders of record on February 29, 1996 of $.54 per Unit. The Section 29 Credits relating to this distribution, generated from production during the three months ended December 31, 1995 was approximately $.118 per Unit.

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net profits income received by the Trust during the three months ended March 31, 1996 and 1995, derived from production sold during the three months ended December 31, 1995 and 1994, respectively, was computed as shown in the following tables:

                                     THREE MONTHS ENDED MARCH 31, 1996
                                   --------------------------------------
                                     CHALKLEY,
                                   COTTON VALLEY
                                        AND       ROBINSON'S
                                   AUSTIN CHALK      BEND
                                      FIELDS         FIELD        TOTAL
                                   -------------- -----------   ---------
Oil and gas revenues............       $4,513       $1,227
                                       ------       ------
Direct operating expenses:
  Lease operating expenses and
   property tax.................          520          ---
  Severance tax.................          183           71
                                       ------       ------
                                          703           71
                                       ------       ------
Net proceeds before capital
 expenditures...................        3,810        1,156
Capital expenditures............           30          ---
                                       ------       ------

Net proceeds....................        3,780        1,156
Net profits percentage..........           95%         N/A
                                       ------       ------

Net profits income..............       $3,591       $1,156       $4,747
                                       ======       ======       ======

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                     THREE MONTHS ENDED MARCH 31, 1995
                                   --------------------------------------
                                     CHALKLEY,
                                   COTTON VALLEY
                                        AND       ROBINSON'S
                                   AUSTIN CHALK      BEND
                                      FIELDS         FIELD        TOTAL
                                   -------------- -----------   ---------
Oil and gas revenues............       $6,265       $1,065
                                       ------       ------
Direct operating expenses:
  Lease operating expenses and
   property tax.................          572          ---
  Severance tax.................          242           50
                                       ------       ------
                                          814           50
                                       ------       ------
Net proceeds before capital
 expenditures...................        5,451        1,015
Capital expenditures............           (6)         ---
                                       ------       ------

Net proceeds....................        5,457        1,015
Net profits percentage..........           95%         N/A
                                       ------       ------

Net profits income..............       $5,184       $1,015       $6,199
                                       ======       ======       ======

                          TORCH ENERGY ROYALTY TRUST

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                          TORCH ENERGY ROYALTY TRUST

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TORCH ENERGY ROYALTY TRUST

                                        By: Wilmington Trust Company,
                                            Trustee

                                        By: /s/ BRUCE L. BISSON
                                           -------------------------
                                           Vice President

Date: May 6, 1996
      (The Trust has no directors or executive officers.)