Form 10-Q
period 1996-09-30
TORCH ENERGY ROYALTY TRUST
filed 1996-11-01
CIK 912030

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996
                                 ------------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from   _______ to _________

Commission File Number  1-12474
                        ------------------------------------------------------

                          Torch Energy Royalty Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                            74-6411424
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

1100 North Market Street, Wilmington, Delaware                       19890
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code       302/651-8584
                                                     -------------------------
                                Not Applicable
------------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X      No
                                       ----       ----

                          TORCH ENERGY ROYALTY TRUST

                        PART 1.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

INTRODUCTION
------------

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust.
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1995 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1996 and December 31, 1995, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of September 30, 1996 and the related statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Houston, Texas
October 21, 1996

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)


                                    ASSETS

                                                   September 30, 1996   December 31,1995
                                                   ------------------   ----------------
                                                      (Unaudited)

Cash.............................................            $      6           $      9
Net profits interests in oil and gas properties
 (Net of accumulated amortization of $55,870
 and $43,430 at September 30, 1996 and
 December 31, 1995, respectively)................             124,730            137,170
                                                             --------   ----------------
                                                             $124,736           $137,179
                                                             ========   ================


                         LIABILITIES AND TRUST CORPUS

Trust expense payable............................            $    119           $    165
Trust corpus.....................................             124,617            137,014
                                                             --------   ----------------
                                                             $124,736           $137,179
                                                             ========   ================




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                           ------------------------          -----------------------
                                               1996        1995               1996          1995
                                           ------------------------          -----------------------
Net profits income....................     $   4,334     $   5,613           $  13,492     $  17,480
Interest income.......................             5             9                  19            28
                                           ---------     ---------           ---------     ---------
                                               4,339         5,622              13,511        17,508
                                           ---------     ---------           ---------     ---------
General and administrative
 expenses.............................           150           149                 492           524
                                           ---------     ---------           ---------     ---------
Distributable income..................     $   4,189     $   5,473           $  13,019     $  16,984
                                           =========     =========           =========     =========
Distributable income per Unit
 (8,600,000 Units)....................     $     .49     $     .64           $    1.51     $    1.97
                                           =========     =========           =========     =========
Distributions per Unit................     $     .48     $     .63           $    1.51     $    1.97
                                           =========     =========           =========     =========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)
                                  (Unaudited)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                           ------------------------        -------------------------
                                               1996        1995               1996          1995
                                           ------------------------         ------------------------
Trust corpus, beginning of
  period.............................      $  128,528    $  147,573         $  137,014    $  157,373

Amortization of net profits
  interest...........................          (3,955)       (4,647)           (12,439)      (14,425)

Distributable income.................           4,189         5,473             13,019        16,984

Distributions to Unitholders.........          (4,145)       (5,418)           (12,977)      (16,951)
                                           ----------     ---------         ----------     ---------

Trust corpus, end of period..........      $  124,617    $  142,981         $  124,617    $  142,981
                                           ==========     =========         ==========     =========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                         Note to Financial Statements


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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

Limitation") equal to the gross proceeds from the sale of 730 MMcf of gas before January 1,1995 and the sale of 912.5 MMcf of gas thereafter, less property, production, severance and related taxes. Production for the three-month and nine-month periods ended June 30, 1996 from the Underlying Properties in the Robinson's Bend Field was approximately 12.7% (116,078 Mcf) and 10.3% (281,915
Mcf), respectively, below the Volume Limitation. The Net Profits Interests also entitle the Trust to 20% of any infill Net Proceeds if, in the future, infill wells are drilled on the Underlying Properties.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended September 30, 1996 and 1995 are derived from oil and gas production sold during the three-month periods ended June 30, 1996 and 1995, respectively. Revenues recognized during the nine-month periods ended September 30, 1996 and 1995 are derived from oil and gas production sold during the nine-month periods ended June 30, 1996 and 1995, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- The Net Profits Interests in oil and gas properties is limited to the sum of future net cash flows attributable to the Trust's oil and gas reserves at year end using current product prices plus the estimated future Section 29 Credit for Federal income tax purposes. If the net amount of net profits interests in oil and gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

4.  Distributions and Income Computations

Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

Interests, cash received by the Trustee on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), an affiliate of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1996, on an Mcfe basis), the Specified Prices currently receive a weighting of approximately one-half and decline to less than 10% beginning in September 1997, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.79 per MMBtu in 1994 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1996, TEMI has accumulated Price Credits, net to the Trust, of $741,000, down from $2,628,000 at December 31, 1995. In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased put option contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price. Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended September 30, 1996 and 1995 were $5,714,000, and $7,261,000, respectively. Such gross revenues for the nine months ended September 30, 1996 and 1995 were $17,722,000 and $22,536,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.272 per MMBtu, $0.265 per MMBtu, and $0.261 per MMBtu for 1996, 1995 and 1994 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia") pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. In future periods, amounts that would have been previously payable to Bahia from TEMI, will continue to be deducted by TEMI. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 72 of the 470 wells in the Robinson's Bend Field. In the Austin Chalk Fields, TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

Chalk Fields, as a fee to gather, treat and transport gas production. In the Cotton Valley Fields, TEMI is entitled to deduct a transportation fee of $.045 per MMBtu, payable to a third party, from production attributable to certain wells. During the three months ended September 30, 1996 and 1995, gathering, treating and transportation fees charged by TEMI, attributable to production during the three months ended June 30, 1996 and 1995 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $552,000, and $544,000, respectively. During the nine months ended September 30, 1996 and 1995, such gathering, treating and transportation fees, attributable to production during the nine months ended June 30, 1996 and 1995, totaled $1,575,000 and $1,685,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees paid by the Trust to Torch during the three months ended September 30, 1996 and 1995 were $91,000 and $89,000, respectively per period. During the nine months ended September 30, 1996 and 1995, such administrative services fees were $274,000 and $267,000, respectively.

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company, a subsidiary of Torchmark Corporation ("United"). Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers will not adversely affect the Trust or the Unitholders.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees paid by the Trust to the Trustee during the three months ended September 30, 1996 and 1995 were $14,000 per period. Such fees paid during the nine months ended September 30, 1996 and 1995 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                           TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended September 30, 1996 and 1995 is derived from actual oil and gas produced during the three months ended June 30, 1996 and 1995, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                      Three Months Ended September 30,
                                   ---------------------------------------
                                          1996                1995
                                   ------------------  -------------------
                                     Bbl       Mcf       Bbl       Mcf
                                   of Oil    of Gas    of Oil     of Gas
                                   -------  ---------  -------  ----------
Chalkley Field                      13,599  1,360,914   22,913   1,844,773
Robinson's Bend Field                  ---    838,339      ---     937,855
Cotton Valley Fields                 1,986    407,977    1,608     536,975
Austin Chalk Fields                 24,887    187,299   26,502     268,650
                                   -------  ---------  -------  ----------
                                    40,472  2,794,529   51,023   3,588,253
                                   =======  =========  =======  ==========

                                      Nine Months Ended September 30,
                                   ---------------------------------------
                                          1996                1995
                                   ------------------  -------------------

                                     Bbl      Mcf        Bbl        Mcf
                                   of Oil   of Gas     of Oil     of Gas
                                   -------  ---------  -------  ----------
Chalkley Field                      49,128  4,388,941   72,342   5,755,330
Robinson's Bend Field                  ---  2,584,826      ---   2,880,431
Cotton Valley Fields                 6,398  1,316,357    5,996   1,742,778
Austin Chalk Fields                 60,923    538,890   87,602     928,868
                                   -------  ---------  -------  ----------
                                   116,449  8,829,014  165,940  11,307,407
                                   =======  =========  =======  ==========


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

For the three months ended September 30, 1996, net profits income was $4,334,000, down 23% from net profits income of $5,613,000 for the same period in 1995. Such decrease is primarily due to normal production declines attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three months ended September 30, 1996 was 2,794,529 Mcf, or 22% lower than gas production of

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

3,588,253 Mcf for the same period in 1995. Oil production attributable to the Underlying Properties for the three months ended September 30, 1996 was 40,472 Bbls, as compared to 51,023 Bbls for the same period in 1995. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the three months ended September 30, 1996 was $1.70 per MMbtu for gas and $17.68 per Bbl for oil as compared to $1.70 per MMBtu for gas and $16.44 per Bbl for oil during the same period in 1995. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1996, TEMI was entitled to accrued Price Credits of $741,000, net to the Trust, which TEMI may be entitled to deduct in calculating the purchase price in the future. Price Credits in the amount of $556,000 were deducted in calculating the purchase price related to production for the three months ended June 30, 1996.

General and administrative expenses amounted to $150,000 for the three months ended September 30, 1996 as compared to $149,000 during the three months ended September 30, 1995. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $4,189,000, or $.49 per Unit, for the three months ended September 30, 1996 as compared to $5,473,000, or $.64 per Unit, for the same period in 1995. On September 10, 1996, the Trust made a distribution to Unitholders of record on September 3, 1996 of $4,145,200, or $.482 per Unit, as compared to $5,418,000, or $.63 per unit, for the same period in 1995. The Section 29 Credits relating to the 1996 and 1995 distributions, generated from production during the three months ended June 30, 1996 and June 30, 1995, were approximately $.11 and $.12 per Unit, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

For the nine months ended September 30, 1996, net profits income was $13,492,000, down 23% from net profits income of $17,480,000 for the same period in 1995. Such decrease is primarily due to a decline in oil and gas production attributable to the Underlying Properties.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Gas production attributable to the Underlying Properties for the nine months ended September 30, 1996 was 8,829,014 Mcf, or 22% lower than gas production of 11,307,407 Mcf for the same period in 1995. Oil production attributable to the Underlying Properties for the nine months ended September 30, 1996 was 116,449 Bbls, as compared to 165,940 Bbls for the same period in 1995. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the nine months ended September 30, 1996 was $1.70 per MMBtu for gas and $17.00 per Bbl for oil as compared to $1.70 per MMBtu for gas and $15.95 per Bbl for oil during the same period in 1995. When TEMI pays a purchase price of gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1996, TEMI was entitled to accrued Price Credits of $741,000, net to the Trust, which TEMI may be entitled to deduct in calculating the purchase price in the future. Price Credits in the amount of $1,882,000 were deducted in calculating the purchase price related to production for the nine months ended June 30, 1996.

General and administrative expenses amounted to $492,000 for the nine months ended September 30, 1996 as compared to $524,000 during the nine months ended September 30, 1995. Theses expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $13,019,000, or $1.51 per Unit, for the nine months ended September 30, 1996 as compared to $16,984,000, or $1.97 per Unit, for the same period in 1995. During the nine months ended September 30, 1996, the Trust made distributions to Unitholders of $12,977,000, or $1.51 per Unit, as compared to $16,951,000, or 1.97 per Unit, for the same period in 1995. The Section 29 Credits relating to the distributions during the nine months ended September 30, 1996 and 1995 were $.34 and $.37 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net profits income received by the Trust during the three months ended September 30, 1996 and 1995, derived from production sold during the three months ended June 30, 1996 and 1995, respectively, was computed as shown in the following tables:


                                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                     -------------------------------------
                                                  (In thousands)

                                         CHALKLEY,
                                      COTTON VALLEY
                                            AND          ROBINSON'S
                                        AUSTIN CHALK        BEND
                                           FIELDS           FIELD      TOTAL
                                     ------------------  -----------  -------

Oil and gas revenues                 $       4,037       $     1,125
                                     -------------       -----------

Direct operating expenses:
  Lease operating expenses and
   property tax.................               414               ---
  Severance tax.................               141                85
                                     -------------       -----------
                                               555                85
                                     -------------       -----------

Net proceeds before capital
 expenditures...................             3,482             1,040
Capital expenditures............                15               ---
                                     -------------       -----------

Net proceeds....................             3,467             1,040
Net profits percentage..........                95%              N/A
                                     -------------       -----------

Net profits income..............     $       3,294       $     1,040  $  4,334
                                     =============       ===========  ========

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                                     -------------------------------------
                                                  (In thousands)

                                         CHALKLEY,
                                      COTTON VALLEY
                                            AND          ROBINSON'S
                                        AUSTIN CHALK        BEND
                                           FIELDS           FIELD      TOTAL
                                     ------------------  -----------  -------
Oil and gas revenues............     $         5,420     $     1,298
                                     ---------------     -----------

Direct operating expenses:
  Lease operating expenses and
   property tax.................                 452             ---
  Severance tax.................                 243              70
                                     ---------------     -----------
                                                 695              70
                                     ---------------     -----------

Net proceeds before capital
 expenditures...................               4,725           1,228
Capital expenditures............                 109             ---
                                     ---------------     -----------

Net proceeds....................               4,616           1,228
Net profits percentage..........                  95%            N/A
                                     ---------------     -----------

Net profits income..............     $         4,385     $     1,228   $  5,613
                                     ===============     ===========   ========

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net profits income received by the Trust during the nine months ended September 30, 1996 and 1995, derived from production sold during the nine months ended June 30, 1996 and 1995, respectively, was computed as shown in the following tables:


                                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                     -------------------------------------
                                                  (In thousands)

                                         CHALKLEY,
                                      COTTON VALLEY
                                            AND          ROBINSON'S
                                        AUSTIN CHALK        BEND
                                           FIELDS           FIELD      TOTAL
                                     ------------------  -----------  -------
Oil and gas revenues............     $        12,692     $     3,456
                                     ---------------     -----------

Direct operating expenses:
  Lease operating expenses and
    property tax................               1,278             ---
  Severance tax.................                 479             265
                                     ---------------     -----------
                                               1,757             265
                                     ---------------     -----------

Net proceeds before capital
 expenditures...................              10,935           3,191
Capital expenditures............                  92             ---
                                     ---------------     -----------

Net proceeds....................              10,843           3,191
Net profits percentage..........                  95%            N/A
                                     ---------------     -----------

Net profits income..............     $        10,301     $     3,191  $  13,492
                                     ===============     ===========  =========

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                     -------------------------------------
                                                  (In thousands)

                                         CHALKLEY,
                                      COTTON VALLEY
                                            AND          ROBINSON'S
                                        AUSTIN CHALK        BEND
                                           FIELDS           FIELD      TOTAL
                                     ------------------  -----------  -------
Oil and gas revenues............     $        17,158     $     3,693
                                     ---------------     -----------


Direct operating expenses:
  Lease operating expenses and
    property tax................               1,587             ---
  Severance tax.................                 701             179
                                     ---------------     -----------
                                               2,288             179
                                     ---------------     -----------

Net proceeds before capital
 expenditures...................              14,870           3,514
Capital expenditures............                 169             ---
                                     ---------------     -----------

Net proceeds....................              14,701           3,514
Net profits percentage..........                  95%            N/A
                                     ---------------     -----------

Net profits income..............     $        13,966     $     3,514   $ 17,480
                                     ===============     ===========   ========

                                 PART II.    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          None.

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
-------   ----------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION
-------   -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TORCH ENERGY ROYALTY TRUST

                                  By: Wilmington Trust Company,
                                        Trustee


                                  By: /s/ Bruce L. Bisson
                                     ------------------------------
                                     Bruce L. Bisson
                                     Vice President


Date:  October 22, 1996

       (The Trust has no directors or executive officers.)