Form 10-K405
period 1996-12-31
TORCH ENERGY ROYALTY TRUST
filed 1997-03-31
CIK 912030

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K
(MARK ONE)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                            -----------------

                                 OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        Commission File Number 1-12474
                                               --------

                          TORCH ENERGY ROYALTY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             74-6411424
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

1100 North Market Street, Wilmington, Delaware            19890
     (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (302) 651-8775

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which
       -------------------          ------------------------------
                                             registered
                                             ----------
     Units of Beneficial Interest      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X        NO ______
                                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).


The aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 17, 1996 was approximately $88,150,000.

                          TORCH ENERGY ROYALTY TRUST

                          Annual Report on Form 10-K
                  For the fiscal year ended December 31, 1996

                                 TABLE OF CONTENTS



                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART I

     Item 1.  Business.............................................       2
     Item 2.  Properties...........................................       8
     Item 3.  Legal Proceedings....................................      12
     Item 4.  Submission of Matters to a Vote of Unitholders.......      12

PART II

     Item 5.  Market for Registrant's Units and Related
               Unitholder Matters..................................      12
     Item 6.  Selected Financial Data..............................      12
     Item 7.  Trustee's Discussion and Analysis of Financial
              Condition and Results of Operations..................      13
     Item 8.  Financial Statements and Supplementary Data..........      18
     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................      33

PART III

     Item 10. Directors and Executive Officers of the Registrant...      33
     Item 11. Executive Compensation...............................      33
     Item 12. Security Ownership of Certain Beneficial Owners and
               Management..........................................      34
     Item 13. Certain Relationships and Related Transactions.......      34

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.........................................      36

     --       Signatures

                          TORCH ENERGY ROYALTY TRUST

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

The Torch Energy Royalty Trust ("Trust") was formed effective October 1, 1993, pursuant to a trust agreement ("Trust Agreement") among Wilmington Trust Company, as trustee ("Trustee"), Torch Royalty Company ("TRC") and Velasco Gas Company Ltd. ("Velasco") as owners of certain oil and gas properties ("Underlying Properties") and Torch Energy Advisors Incorporated ("Torch") as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993. Pursuant to the Trust Agreement, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 80% of the outstanding Units. Thereafter, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25 million; or (iv) December 31, 2012. After termination of the Trust, the remaining assets of the Trust will be sold, the proceeds therefrom (after expenses) will be distributed to the unitholders ("Unitholders"). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Unitholders receive quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties after October 1, 1993 ("Effective Date"). Amounts received with respect to production for the period from the Effective Date to November 23, 1993 represented a return of capital to the Unitholders, for Federal income tax purposes, whereas amounts received with respect to production on or after November 23, 1993 are considered taxable income to each Unitholder subject to an allowance for the greater of cost or percentage depletion. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

                          TORCH ENERGY ROYALTY TRUST

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company ("United"), a subsidiary of Torchmark Corporation. Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers will not adversely affect the Trust or the Unitholders.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). The Underlying Properties represent interests in all productive formations from 100 feet below the deepest productive formation in each field to the surface when the Trust was formed. The Trust therefore has no interest in deeper productive formations. Affiliates and other related parties of Torch also own interests in oil and gas properties located in the same geographic areas as the Underlying Properties and own interests in certain of the same wells, which interests are not burdened by the Net Profits Interests.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 1996, 1995 and 1994, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.03, $1.01 and $1.00, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

Separate conveyances ("Conveyances") were used to transfer the Net Profits Interests in each state. Net proceeds ("Net Proceeds"), generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs from the Robinson's Bend Field until January 1,
2003), are calculated separately for each Conveyance. If, during any period, costs and expenses deducted in calculating Net Proceeds exceed gross proceeds under a Conveyance, neither the Trust nor Unitholders are liable to pay such excess directly, but the Trust will receive no payments for distribution to Unitholders with respect to such Conveyance until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses not previously recouped by TRC and Velasco plus interest thereon. Because development and operating costs generally are deducted in computing Net Proceeds, such costs will affect the amounts paid to the Trust from the Net Profits Interests. The complete definitions of Net Proceeds are set forth in the Conveyances.

MARKETING ARRANGEMENTS

In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for

                          TORCH ENERGY ROYALTY TRUST

oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1997, on a net equivalent Mcf of gas ("Mcfe") basis), the Specified Prices receive a weighting of approximately one-third through September 1, 1997 and less than 10% thereafter, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.79 per MMBtu in 1994 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits"), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gas production is purchased at the wellhead and, therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.



GATHERING, TREATING AND TRANSPORTATION ARRANGEMENTS

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.272, $0.265 and $0.261 per MMBtu for 1996, 1995 and 1994, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a former affiliate of Torch, pursuant to a gas gathering agreement. On

                          TORCH ENERGY ROYALTY TRUST

October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 410 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. Effective August 1, 1994, the Purchase Contract was amended to allow TEMI to deduct from the purchase price for gas a transportation fee of $.045 per MMBtu for production attributable to certain wells in the Cotton Valley Fields; such production was transferred to a pipeline with lower system pressure, and the transportation fee is paid to a third party. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

NET PROFITS INTERESTS

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas (730.0 MMcf of gas before 1995), less property, production, severance and related taxes. The Robinson's Bend Field production attributable to the Trust has not met the Volume Limitation since 1994 and is not expected to do so in the future (See "Item 2. Properties - Description of the Underlying Properties - Robinson's Bend Field"). The Net Profits Interests also entitle the Trust to 20% of infill net proceeds drilled on the Underlying Properties.

VOLATILITY OF OIL AND GAS PRICES

The Trust's cash distributions, operating results and the value of the Net Profits Interest are substantially dependent on prices of gas and, to a lesser extent, oil. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of Torch. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the Trust's revenues, cash distributions and value of the Net Profits Interests.

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, and development and operating expenditures may not occur as estimated. Future results of the Trust will depend upon

                          TORCH ENERGY ROYALTY TRUST

the ability of the owners of the Underlying Properties to develop, produce and sell its oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

OPERATING RISKS

Cash payments to the Trust are derived from the production and sale of oil and gas, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses which are deducted in calculating the Net Proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations.

COMPETITION AND MARKETS

The Trust's distributions are dependent on the price received for gas and, to a lesser extent, oil production from the Underlying Properties. The gas industry is highly competitive in all of its phases. In marketing production from the Underlying Properties, Torch encounters competition from major gas companies, independent gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than Torch. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels.

The supply of natural gas capable of being produced in the United States has exceeded demand in recent years as a result of economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of natural gas, natural gas producers have experienced increased competitive pressure and significantly lower prices. Due to the restructuring of the industry and the producers' methods of marketing their gas production, caused mainly by the Federal Energy Regulatory Commission ("FERC") regulations, minimal gas is sold to pipelines under the previously common take-or-pay style long-term (15-20 year) contracts. Pipelines have either renegotiated their obligations to reflect more market-responsive terms or reduced or ceased their purchases of gas.

Crude oil and natural gas supplies are currently abundant relative to demand in the worldwide markets for those commodities. Market prices are typically volatile as a result of uncertainties caused by world events. Demand for natural gas production has historically been seasonal in nature, and prices for gas fluctuate accordingly. Weather fluctuations over the last several years and the ability of markets to access storage, have caused the demand for gas to decrease, resulting in lower prices received by producers. Consequently, on an energy equivalent basis, gas has sold at a discount to oil for the past several years. Such price fluctuations and the continuation of a depressed market for natural gas will directly impact Trust distributions, estimated reserves attributable to the Trust and estimated future net revenues from Trust reserves. In view of the many uncertainties affecting the supply and demand for natural gas, Torch is unable to make reliable predictions of future gas prices or the overall effect such prices will have on the Trust.

                          TORCH ENERGY ROYALTY TRUST


REGULATION OF NATURAL GAS

The production, transportation and sale of natural gas from the Underlying Properties are subject to Federal and state governmental regulation, including regulation of tariffs charged by pipelines, taxes, the prevention of waste, the conservation of gas, pollution controls and various other matters. The United States has governmental power to impose pollution control measures.

Federal Regulation

The Underlying Properties will be subject to the jurisdiction of FERC with respect to various aspects of gas operations including the marketing and production of gas. The Natural Gas Act and the Natural Gas Policy Act (collectively, the "Acts") mandate Federal regulation of interstate transportation of gas. The Natural Gas Wellhead Decontrol Act of 1989 terminated wellhead price controls on all domestic gas on January 1, 1993. Numerous questions have been raised concerning the interpretation and implementation of several significant provisions of the Acts and of the regulations and policies promulgated by FERC thereunder. A number of lawsuits and administrative proceedings have been instituted which challenge the validity of regulations implementing the Acts. In addition, FERC currently has under consideration various policies and proposals that may affect the marketing of gas under new and existing contracts. Accordingly, Torch is unable to predict the impact of any such government regulation.

In the past, Congress has been very active in the area of gas regulation. Recently enacted legislation repeals incremental pricing requirements and gas use restraints previously applicable. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Underlying Properties and the Trust.

State Regulation

Many state jurisdictions have at times imposed limitations on the production of gas by restricting the rate of flow for gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of a well. States may also impose additional regulations of these matters. Most states regulate the production of gas, including requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of gas resources. The rate of production may be regulated and the maximum daily production allowable from gas wells may be established on a market demand or conservation basis or both.

ENVIRONMENTAL REGULATION

Activities on the Underlying Properties are subject to existing Federal, state and local laws, rules and regulations which govern health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an unanticipated event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or

                          TORCH ENERGY ROYALTY TRUST


otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. Torch has informed the Trust that it cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyances, any costs or expenses incurred by TRC or Velasco in connection with environmental liabilities, to the extent arising out of or relating to activities occurring on, or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1993, will be borne by TRC or Velasco and not the Trust and will not be deducted in calculating Net Proceeds. Any environmental costs or expenses that are attributable to TRC's or Velasco's interest in the Underlying Properties that do not fall within the preceding sentence will be paid by TRC or Velasco but, to the extent in excess of any insurance proceeds, will be deducted in calculating Net Proceeds and will, therefore, reduce amounts payable to the Trust.

ITEM 2.  PROPERTIES
-------------------

DESCRIPTION OF THE UNDERLYING PROPERTIES

Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells producing from the Miogyp "B" reservoir and one well producing from the Lower Miogyp reservoir. The wells produce from a depth in excess of 14,000 feet. The working interest in the well producing in the Lower Miogyp reservoir is 64.4% (48.3% net revenue interest). A subsidiary of Exxon Corporation operates the five wells in the Miogyp "B" reservoir, and a subsidiary of Torch operates the well producing from the Lower Miogyp formation.

Robinson's Bend Field. The Underlying Properties include an average 41.8% working interest (31.8% net revenue interest) in 410 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately $1.03, $1.01 and $1.00 per MMBtu in 1996, 1995 and 1994, respectively. This rate is adjusted annually for inflation. All of the wells in the Robinson's Bend Field are operated by an affiliate of Torch.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf (730.0 MMcf of gas before 1995), less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). During 1996 and 1995, gross production from the Underlying Properties in the Robinson's Bend Field averaged 832 MMcf and 930 MMcf per quarter, respectively, and was therefore 13% and 3%, respectively, less than the Volume Limitation for the year. Gross production in 1994 met the Volume Limitation.

Between January 1 and December 31, 1995, the estimated net proved reserves attributable to the Underlying Properties in the Robinson's Bend Field decreased by an estimated 22 Bcf due to downward revisions of previous reserve estimates made by independent engineers. As a result of this

                          TORCH ENERGY ROYALTY TRUST

decrease estimated net proved reserves attributable to the Net Profits Interest burdening the Underlying Properties in the Robinson's Bend Field decreased 12 Bcf (24%) from January 1 to December 31, 1995. See "Item 1. Uncertainty of Estimates of Reserves and Future Net Cash Flows" and Note 6 of Notes to Financial Statements.

Cotton Valley Fields. The Underlying Properties include an average 55.4% working interest (42.7% net revenue interest) in 41 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. Additionally, Underlying Properties in the Cotton Valley Fields include infill well reserves, estimated by independent reserve consultants, aggregating 12,821 MMcfe at January 1, 1997. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 will qualify for the
Section 29 tax credits for production of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average 19.6% working interest (15.3% net revenue interest) in 88 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 will qualify for the Section 29 Credits for tight sands gas. An affiliate of Torch operates eight wells in the Austin Chalk Fields. A majority of the wells in the Austin Chalk Fields are operated by Union Pacific Resources Corporation.

WELL COUNT AND ACREAGE SUMMARY

The following table shows, as of December 31, 1996, the gross and net interest in oil and gas wells for the Underlying Properties:


                             Gas Wells        Oil Wells
                         ----------------  ---------------
                           Gross     Net     Gross    Net
                         ---------  -----  ---------  ----

Chalkley Field.........          6    1.5        ---   ---
Robinson's Bend Field..        410  175.3        ---   ---
Cotton Valley Fields...         41   20.9        ---   ---
Austin Chalk Fields....         39    8.6         49  7.81
                               ---  -----       ----  ----

  Total................        496  206.3         49  7.81
                               ===  =====       ====  ====

                          TORCH ENERGY ROYALTY TRUST


The following table shows the gross and net acreage for the Underlying Properties as of December 31, 1996:

                             Acreage
                         ---------------
                          Gross    Net
                         -------  ------

Chalkley Field.........    2,152     425
Robinson's Bend Field..   34,783  14,601
Cotton Valley Fields...    4,411   2,606
Austin Chalk Fields....   34,862   6,639
                          ------  ------
  Total................   76,208  24,271
                          ======  ======

                          TORCH ENERGY ROYALTY TRUST

OIL AND GAS SALES PRICES AND PRODUCTION COSTS

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes on production per Mcfe and weighted average sales price per Mcf of gas and Bbl of oil for production attributable to 1996, 1995 and 1994 cash distributions to Unitholders (derived from production during the twelve months ended September 30, 1996, 1995 and 1994, respectively).


                                          Chalkley, Cotton Valley
                                          and Austin Chalk Fields
                                     ---------------------------------
                                        1996        1995        1994
                                     ----------  ----------  ----------

Production:
   Gas (MMcf)......................    8,217      10,764      14,171
   Oil (Mbbl)......................      149         210         348

Weighted average lifting cost per
 Mcfe..............................   $ 0.20     $  0.18     $  0.15
Weighted average taxes on
 production per Mcfe...............   $ 0.07     $  0.08     $  0.07

Weighted average sales price (b)
   Gas ($/Mcf).....................   $ 1.71     $  1.72     $  1.82
   Oil ($/Bbl).....................   $17.10     $ 15.89     $ 14.68


                                          Robinson's Bend Field
                                     ---------------------------------
                                        1996        1995        1994
                                      ------     -------     -------
Production:
   Gas (MMcf)......................    3,415       3,804       3,546
   Oil (Mbbl)......................      ---         ---         ---

Weighted average lifting cost per
 Mcfe..............................   $  ---(a)  $   ---(a)  $   ---(a)
Weighted average taxes on
 production per Mcfe...............   $ 0.11     $  0.07     $  0.07

Weighted average sales price (b)
   Gas ($/Mcf).....................   $ 1.40     $  1.46     $  1.59
   Oil ($/Bbl).....................   $  ---     $   ---     $   ---

(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

                          TORCH ENERGY ROYALTY TRUST

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings to which the Trust is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
------------------------------------------------------

No matter was submitted to the Unitholders for a vote in 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS
---------------------------------------------------------------------

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At February 28, 1997, there were 8,600,000 Units outstanding and approximately 810 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and the amount of quarterly cash distributions per Unit made by the Trust:


                                                            Cash
                                High           Low      Distributions
                                ----           ---      -------------


Quarter ended March 31,
 1995.......................   $ 18.000       $ 15.500    $   .700
Quarter ended June 30, 1995.   $ 19.000       $ 15.125    $   .641
Quarter ended September
 30, 1995...................   $ 16.125       $ 13.625    $   .630
Quarter ended December 31,
 1995.......................   $ 15.500       $ 12.125    $   .559

Quarter ended March 31,
 1996.......................   $ 14.125       $  8.750    $   .535
Quarter ended June 30, 1996.   $ 10.875       $  8.000    $   .492
Quarter ended September
 30, 1996...................   $ 10.375       $  9.125    $   .482
Quarter ended December 31,
 1996.......................   $ 12.000       $  9.875    $   .436

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per Unit amounts)
--------------------------------

                                                                         November 24, 1993
                                                                        (Date of Inception)
                                                                               to
                                    Year Ended December 31,              December 31, 1993
                            --------------------------------------      -------------------
                                   1996           1995        1994
                               --------       --------    --------
Net profits income..........   $ 17,381       $ 22,427    $ 30,039      $     --
Distributable income (loss).   $ 16,722       $ 21,787    $ 29,282      $   (168)
Distributions declared......   $ 16,727       $ 21,758    $ 29,300      $     --
Distributable income
  (loss) per Unit...........   $   1.94       $   2.53    $   3.40      $   (.02)
Distributions per Unit......   $   1.95       $   2.53    $   3.41      $     --
Total assets (at end of
 period)....................   $121,526       $137,179    $157,593      $180,601

                          TORCH ENERGY ROYALTY TRUST

Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust. No Net Proceeds attributable to the Net Profits Interest were received by the Trust prior to January 1, 1994; accordingly, no net profits income was generated from November 24, 1993 (Date of Inception) to December 31, 1993.

ITEM 7.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
         OPERATIONS
         ----------

The following is a discussion of the Trust's financial condition and results of operation. This discussion and analysis should be read in conjunction with the Financial Statements of the Trust and the notes thereto. The Trustee's review includes certain forward-looking statements reflecting the Trust's expectations in the near future, however, many factors which may affect the actual results, especially commodity prices and changing regulation, are difficult to predict. Accordingly, there is no assurance that the Trust's expectations will be realized.

DISCUSSION OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Because a modified cash basis of accounting is utilized by the Trust, net proceeds to the Trust for the years ended December 31, 1996, 1995 and 1994 is derived from actual oil and gas production from October 1, 1995 through September 30, 1996, October 1, 1994 through September 30, 1995 and October 1, 1993 through September 30, 1994, respectively. Oil and gas sales attributable to the Underlying Properties for such periods is as follows:


                                    Bbls of Oil
                       ------------------------------------
                            1996        1995        1994
                         ----------  ----------  ----------

Chalkley Field.........      61,694      92,783     125,143
Robinson's Bend Field..         ---         ---         ---
Cotton Valley Fields...       7,607       7,506      13,294
Austin Chalk Fields....      79,289     109,740     209,097
                         ----------  ----------  ----------

             Total.....     148,590     210,029     347,534
                         ==========  ==========  ==========


                                     Mcf of Gas
                       ------------------------------------
                            1996        1995        1994
                         ----------  ----------  ----------

Chalkley Field.........   5,713,920   7,418,779   9,107,084
Robinson's Bend Field..   3,415,346   3,804,316   3,546,350
Cotton Valley Fields...   1,734,783   2,215,055   2,903,345
Austin Chalk Fields....     768,023   1,129,829   2,160,211
                         ----------  ----------  ----------

             Total.....  11,632,072  14,567,979  17,716,990
                         ==========  ==========  ==========

                          TORCH ENERGY ROYALTY TRUST

For the year ended December 31, 1996, net profits income was $17,381,000, as compared to $22,427,000 and $30,039,000 for the same periods in 1995 and 1994. Such decreases are primarily due to normal declines in oil and gas production attributable to the Underlying Properties and lower average gas prices paid to the Trust.

Gas production attributable to the Underlying Properties for the year ended December 31, 1996 was 11,632,072 Mcf, as compared to gas production of 14,567,979 Mcf and 17,716,990 Mcf for the same periods in 1995 and 1994, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 1996 was 148,590 Bbls as compared to 210,029 Bbls and 347,534 Bbls for the same periods in 1995 and 1994.

The average price paid to the Trust for gas during the years ended December 31, 1996 and 1995 was $1.70 per MMBtu as compared to $1.82 per MMBtu for the year ended December 31, 1994. The average price paid to the Trust for oil during the years ended December 31, 1996, 1995 and 1994 was $17.10, $15.89 and $14.68 per
Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1996, TEMI was entitled to accrued Price Credits of $317,000, net to the Trust, which TEMI may be entitled to deduct in calculating the purchase price in the future. Net price credits in the amount of $2,305,000 were deducted in calculating the purchase price related to distributions during 1996. During 1995 and 1994, TEMI accumulated price credits of $2,155,000 and $467,000, respectively.

During the years ended December 31, 1996, 1995 and 1994, lease operating expenses and capital expenditures (attributable to production during the twelve months ended September 30, 1996, 1995 and 1994) from the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields, totaled $2,081,000, $2,345,000 and $2,790,000, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the net proceeds from the Robinson's Bend Field prior to January 1, 2003. During the years ended December 31, 1996, 1995 and 1994, severance tax totaled $1,000,000, $1,163,000 and $1,394,000 (for production during the twelve months ended September 30, 1996, 1995 and 1994), respectively, for all four fields.

General and administrative expenses during the years ended December 31, 1996, 1995 and 1994 amounted to $684,000, $676,000 and $780,000, respectively. These expenses primarily related to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $16,722,000, or $1.94 per Unit, for the year ended December 31, 1996 as compared to $21,787,000, or $2.53 per Unit, and $29,282,000, or $3.40 per Unit, for the same periods in 1995 and 1994, respectively. Total cash distributions of $16,727,000, or $1.95 per Unit, were made during the year ended December 31, 1996 as compared to $21,758,000, or $2.53 per Unit and $29,300,000, or $3.41 per Unit, for the same periods in 1995 and 1994, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 1996, 1995 and 1994, totaled approximately $.44, $.49 and $.40 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," ("SFAS 121") which was effective January 1, 1996. The statement established methods for determining and measuring asset impairment and the required timing of asset impairment evaluations. The impact of adopting SFAS 121 did not have an effect on the Trust's results of operations or financial position.

Net profits income received by the Trust during the years ended December 31, 1996, 1995, and 1994, derived from production sold during the twelve months ended September 30, 1996, 1995 and 1994, respectively, was computed as shown in the following tables:

                                            YEAR ENDED DECEMBER 31, 1996
                                        -----------------------------------
                                                    (In thousands)
                                       Chalkley,
                                     Cotton Valley
                                          and           Robinson's
                                     Austin Chalk          Bend
                                         Fields            Field        Total
                                    ----------------  ---------------  --------

Oil and gas revenues............       $  16,601         $    4,554
                                       ---------         ----------

Direct operating expenses:
  Lease operating expenses and
   property tax.................           1,778                 --
  Severance tax.................             653                347
                                       ---------         ----------
                                           2,431                347
                                       ---------         ----------

Net proceeds before capital
 expenditures...................          14,170              4,207
Capital expenditures............             303                 --
                                       ---------         ----------

Net proceeds....................          13,867              4,207
Net profits percentage..........              95%                --
                                       ---------         ----------

Net profits income..............       $  13,174         $    4,207    $ 17,381
                                       =========         ==========    ========

                          TORCH ENERGY ROYALTY TRUST


                                             YEAR ENDED DECEMBER 31, 1996
                                         -----------------------------------
                                                     (In thousands)
                                       Chalkley,
                                     Cotton Valley
                                          and           Robinson's
                                     Austin Chalk          Bend
                                         Fields            Field        Total
                                    ----------------  ---------------  --------


Oil and gas revenues............       $  21,899         $    4,967
                                       ---------         ----------


Direct operating expenses:
  Lease operating expenses and
   property tax.................           2,147                 --
  Severance tax.................             928                235
                                       ---------         ----------
                                           3,075                235
                                       ---------         ----------

Net proceeds before capital
 expenditures...................          18,824              4,732
Capital expenditures............             198                 --
                                       ---------         ----------

Net proceeds....................          18,626              4,732
Net profits percentage..........              95%                --
                                       ---------         ----------

Net profits income..............       $  17,695         $    4,732    $  22,427
                                       =========         ==========    =========

                          TORCH ENERGY ROYALTY TRUST


                                              YEAR ENDED DECEMBER 31, 1996
                                           -----------------------------------
                                                     (In thousands)
                                       Chalkley,
                                     Cotton Valley
                                          and           Robinson's
                                     Austin Chalk          Bend
                                         Fields            Field        Total
                                    ----------------  ---------------  --------

Oil and gas revenues............       $  30,938         $    4,632
                                       ---------         ----------


Direct operating expenses:
  Lease operating expenses and
   property tax.................           2,448                  --
  Severance tax.................           1,203                 191
                                       ---------         -----------
                                           3,651                 191


Net proceeds before capital
 expenditures...................          27,287               4,441
Capital expenditures............             342                  --
                                       ---------         -----------

Net proceeds....................          26,945               4,441
Net profits percentage..........              95%                 --
                                       ---------         -----------

Net profits income..............       $  25,598         $     4,441   $  30,039
                                       =========         ===========   =========

                          TORCH ENERGY ROYALTY TRUST


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----

        Independent Auditors' Report.................................   19
        Statements of Assets, Liabilities and Trust Corpus at
         December 31, 1996 and 1995..................................   20
        Statements of Distributable Income for the Years Ended
         December 31, 1996, 1995 and 1994............................   21
        Statements of Changes in Trust Corpus for the Years Ended
         December 31, 1996, 1995 and 1994............................   22
        Notes to Financial Statements................................   23

                                 INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 1996 and 1995, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 1996 and 1995, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996 on the basis of accounting described in Note 2.



\s\ Deloitte & Touche LLP
-------------------------

Deloitte & Touche LLP
Houston, Texas

March 18, 1997

                           TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS



                                                        December 31,  December 31,
                                                            1996          1995
                                                        ------------  ------------
Cash...................................................     $      3      $      9
Net profits interests in oil and gas properties
 (net of accumulated amortization of $59,077 and
 $43,430 at December 31, 1996 and  1995, respectively).      121,523       137,170
                                                            -------       --------
                                                            $121,526      $137,179
                                                            ========      ========


                         LIABILITIES AND TRUST CORPUS

Trust expense payable.................................      $    164      $    165
Trust corpus..........................................       121,362       137,014
                                                            --------      --------
                                                            $121,526      $137,179
                                                            ========      ========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)



                                                       Year Ended December 31,
                                                      -------------------------
                                                        1996     1995     1994
                                                       ------   ------   ------
Net profits income.................................    $17,381  $22,427  $30,039

Interest income....................................         25       36       23
                                                       -------  -------  -------

                                                        17,406   22,463   30,062

General and administrative expenses................        684      676      780
                                                       -------  -------  -------

Distributable income...............................    $16,722  $21,787  $29,282
                                                       =======  =======  =======

Distributable income
  per Unit (8,600,000 Units).......................    $  1.94  $  2.53  $  3.40
                                                       =======  =======  =======

Distributions per Unit.............................    $  1.95  $  2.53  $  3.41
                                                       =======  =======  =======




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)



                                                  Year Ended December 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ---------   ---------   ----------

Trust corpus, beginning of period.......     $ 137,014   $ 157,373   $ 180,433

Amortization of net profits interests...       (15,647)    (20,388)    (23,042)

Distributable income....................        16,722      21,787      29,282

Distributions to Unitholders............       (16,727)    (21,758)    (29,300)
                                             ---------   ---------   ----------
Trust Corpus, end of period.............     $ 121,362   $ 137,014   $ 157,373
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

The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 80% of the outstanding Units. Thereafter, the Trust will terminate upon the first to occur of: (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25 million; or (iv) December 31, 2012. After termination of the Trust, the remaining assets of the Trust will be sold, and the proceeds therefrom (after expenses) will be distributed to the unitholders ("Unitholders"). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Unitholders receive quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties after October 1, 1993 ("Effective Date"). Amounts received with respect to production for the period from October 1, 1993 to November 23, 1993 represented a return of capital to the Unitholders for Federal income tax purposes, whereas amounts received with respect to production after November 23, 1993 are considered taxable income to each Unitholder subject to an allowance for the greater of cost or percentage depletion. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. Under the Trust Agreement, the Trustee receives the payments attributable to the Net Profits Interests and pays all expenses, liabilities and obligations of the Trust. The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee is entitled to

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. The Trustee is entitled to cause the Trust to borrow from any source, including from the entity serving as Trustee, provided that the entity serving as Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgement and the power of sale with or without judicial proceedings; and
(iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, must be similar to the terms which the Trustee would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and the Trustee shall be entitled to enforce its rights with respect to any such indebtedness and security interest as if it were not then serving as Trustee.

The Trustee is authorized and directed to sell and convey the Net Profits Interests without Unitholder approval in certain instances as described in the Trust Agreement, including upon termination of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants and agents (including Torch Energy) and to make payments of all fees for services or expenses out of the assets of the Trust.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 1996, 1995 and 1994 are derived from oil and gas production sold during the twelve-month periods ended September 30, 1996, 1995 and 1994, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-   Distributions to Unitholders are recorded when declared by the Trustee.

- The net carrying value of the Net Profits Interests is limited to the sum of future net cash flows attributable to the Trust's oil and gas reserves at year end using current product prices plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. If the net cost of the Net Profits Interests exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived to be Disposed Of," ("SFAS 121") effective January 1, 1996. The statement established methods for determining and measuring asset impairment and the required timing of asset impairment evaluations. The impact of adopting SFAS 121 did not have an effect on the Trust's results of operations or financial position.

3.  Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association taxable as a corporation. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

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

4.  Distributions and Income Computations

Each quarter the amount of cash available for distribution to Unitholders (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements


5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), an subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receive prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1997, on an Mcfe basis), the Specified Prices receive a weighting of approximately one-third through September 1, 1997 and decline to less than less than 10% thereafter, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.79 per MMBtu in 1994 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1996 and 1995, TEMI had accumulated aggregate Price Credits of $317,000 and $2,628,000, respectively. Net Price Credits in the amount of $2,305,000 were deducted in calculating the purchase price during 1996. In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1996, 1995 and 1994 were $23,223,000, $29,025,000 and
$38,664,000, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.272 per MMBtu for 1996, $0.265 per MMBtu for 1995 and $0.261 per MMBtu for 1994), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"),a former affiliate of Torch, pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 410 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. Effective August 1, 1994, the Purchase Contract was amended to allow TEMI to deduct from the purchase price for gas a transportation fee of $.045 per MMBtu for production attributable to certain wells in the Cotton Valley Fields; such production was transferred to a pipeline with lower system pressure, and the transportation fee is paid to a third party. During the years ended December 31, 1996, 1995 and 1994, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 1996, 1995 and 1994 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $2,068,000, $2,160,000 and $3,094,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

of Labor, Bureau of Labor Statistics. Administrative services fees paid by the Trust to Torch in 1996, 1995, and 1994 were $366,000, $356,000 and $350,000, respectively.

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company ("United"), a subsidiary of Torchmark Corporation. Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers will not adversely affect the Trust or the Unitholders.

Compensation of the Trustee and Transfer Agent

Upon execution of the Trust Agreement, Torch paid aggregate acceptance fees of $15,000 to the Trustee which were reimbursed to Torch by the Trust. The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee was $56,000 in each year ended December 31 1996, 1995 and 1994. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

6.  Supplemental Oil and Gas Information (Unaudited)

Total proved oil and gas reserves attributable to the Net Profits Interests are primarily based upon reserve reports prepared by T.J. Smith and Company, Inc., Netherland, Sewell & Associates, Inc. and H.J. Gruy and Associates, Inc., independent reserve engineers. Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. In accordance with terms of the Robinson's Bend Field Conveyance, no operating or developing costs prior to January 1, 2003 were deducted from the Robinson's Bend Field future net revenues.

Reserves Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 1996, 1995 and 1994, based on reserve reports prepared by independent petroleum consultants. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom,

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements



Description                                      1996                    1995                    1994
-----------                           ------------------------  ----------------------  ---------------------
                                           Oil         Gas         Oil         Gas         Oil         Gas
                                           ---         ---         ---         ---         ---         ---
                                          (Mbbl)      (MMcf)      (Mbbl)      (MMcf)      (Mbbl)      (MMcf)
                                        ----------  ----------  ----------  ----------  ----------  ----------
Proved reserves at beginning of year..        349      63,725         411      81,991         787     104,174

Revisions.............................         35         428          58      (7,016)       (152)     (8,245)
Extensions and discoveries............          4       1,500         ---         ---         ---         ---
Production............................        (95)     (9,198)       (120)    (11,250)       (224)    (13,938)
                                              ---      ------        ----     -------        ----     -------

Proved reserves at end of year........        293      56,455         349      63,725         411      81,991
                                              ===      ======        ====     =======        ====     =======

Proved developed reserves at
beginning of year.....................        332      60,342         399      79,607         787     104,174
                                              ===      ======        ====     =======        ====     =======
Proved developed reserves at
end of year...........................        270      51,027         332      60,342         399      79,607
                                              ===      ======        ====     =======        ====     =======

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 1996, 1995 and 1994 are presented in the following table. Because of the difficulty in determining the timing of the recoupment of the Price Credits, no adjustment has been made in the present value of estimated future net cash flows attributable to the Net Profits Interests.

                                                     December 31,
                                            -------------------------------
                                              1996       1995       1994
                                            ---------  ---------  ---------
Future cash inflows.......................  $241,221   $192,513   $199,676
Future costs and expenses.................   (81,239)   (58,640)   (58,212)
                                            --------   --------   --------
Net future cash flows.....................   159,982    133,873    141,464
Discount at 10% for timing of cash flows..   (63,957)   (50,112)   (50,090)
                                            --------   --------   --------
Present value of future net cash flows
  for proved reserves.....................  $ 96,025   $ 83,761   $ 91,374
                                            ========   ========   ========

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 1996, 1995 and 1994:

                                              Year Ended December 31,
                                        ---------------------------------
                                            1996       1995        1994
                                        ---------------------------------
Balance at beginning of year............  $ 83,761   $ 91,374    $149,413
Increase (decrease) due to:
Production..............................   (17,213)   (21,197)    (27,885)
Accretion to discount...................     8,376      9,137      14,941
Extensions and discoveries..............     1,773        ---         ---
Revision of prior-year estimates,
 change in prices and other.............    19,328      4,447     (45,095)
                                          --------   --------    --------
Balance at end of year..................  $ 96,025   $ 83,761    $ 91,374
                                          ========   ========    ========

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, "Disclosure about Oil and Gas Producing Activities." The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest, for qualifying coal seam and tight sand production, at December 31, 1996, 1995, and 1994. Such estimates are based upon the production estimates set forth in the reserve reports prepared by independent petroleum consultants. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of $1.03, $1.01 and $1.00 per MMBtu for 1996, 1995 and 1994, respectively.


                                              December 31,
                                     ------------------------------
                                       1996       1995       1994
                                       ----       ----       ----

Undiscounted......................   $ 17,391   $ 21,746   $ 33,227
                                     ========   ========   ========
Discounted present value at 10%...   $ 12,863   $ 15,525   $ 22,425
                                     ========   ========   ========

                          TORCH ENERGY ROYALTY TRUST

                         Notes To Financial Statements

7. Quarterly Financial Data (Unaudited - in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                               Distributable
                                    Net Profits  Distributable    Income
                                      Income        Income       Per Unit
                                    -----------  ------------- -------------

Quarter ended March 31, 1995......   $  6,199     $    6,033     $   0.70
Quarter ended June 30, 1995.......      5,668          5,478         0.64
Quarter ended September 30, 1995..      5,613          5,473         0.64
Quarter ended December 31, 1995...      4,947          4,803         0.55
                                    ---------     ----------     --------

                                    $  22,427     $   21,787     $   2.53
                                    =========     ==========     ========


Quarter ended March 31, 1996......  $   4,747     $    4,605     $   0.53
Quarter ended June 30, 1996.......      4,411          4,226         0.49
Quarter ended September 30, 1996..      4,334          4,189         0.49
Quarter ended December 31, 1996...      3,889          3,702         0.43
                                    ---------     ----------     --------

                                    $  17,381     $   16,722     $   1.94
                                    =========     ==========     ========

                          TORCH ENERGY ROYALTY TRUST


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The Registrant has no directors or executive officers. The Trustee is a corporate trustee that may be removed as trustee under the Trust Agreement, with or without cause, at a meeting duly called and held by the affirmative vote of Unitholders of not less than a majority of all the Units then outstanding. Any such removal of the Trustee shall be effective only at such time as a successor trustee fulfilling the requirements of Section 3807(a) of the Delaware Business Trust Act has been appointed and has accepted such appointment.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following is a description of certain fees and expenses paid or borne by the Trust, including fees paid to Torch, the Trustee, the Transfer Agent or their affiliates.

Ongoing Administrative Expenses. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative and out-of-pocket expenses incurred by or at the direction of the Trustee in its capacity as Trustee and/or transfer agent.

Compensation of the Trustee and Transfer Agent. Upon execution of the Trust Agreement, Torch paid aggregate acceptance fees of $15,000 to the Trustee which were reimbursed to Torch by the Trust. The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. The Trustee is entitled to reimbursement for out-of-pocket expenses.

Fees to Torch. Torch will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Net Profits Interests as described below in "Item 13 - Administrative Services Agreement."

                          TORCH ENERGY ROYALTY TRUST

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth as of February 14, 1997 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than five percent of the outstanding Units.

NAME AND ADDRESS               NUMBER OF UNITS
OF BENEFICIAL OWNER            BENEFICIALLY OWNED     PERCENT
--------------------           -------------------    -------

FMR Corp.                      437,000                5.08%
82 Devonshire Street
Boston, MA  02109-3614


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an Administrative Services Agreement effective October 1, 1993. The following summary of certain provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Administrative Services Agreement.

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, beginning January 1, 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees paid by the Trust to Torch in 1996, 1995 and 1994 were $366,000, $356,000 and $350,000, respectively.

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase
Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price it receives price credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1996 and 1995, TEMI had accumulated aggregate Price Credits of $317,000 and $2,628,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1996, 1995 and 1994 were $23,223,000, $29,025,000 and
$38,664,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.272, $0.265 and $0.261 per MMBtu for 1996, 1995 and 1994, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a former affiliate of Torch, pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 410 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. Effective August 1, 1994, the Purchase Contract was amended to allow TEMI to deduct from the purchase price for gas a transportation fee of $0.045 per MMBtu for production attributable to certain wells in the Cotton Valley Fields; such production was transferred to a pipeline with lower system pressure and the transportation fee is paid to a third party. During the years ended December 31, 1996, 1995 and 1994, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the 12 months ended September 30, 1996, 1995 and 1994 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $2,068,000, $2,160,000 and $3,094,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.     Financial Statements:

        Torch Energy Royalty Trust
          Independent Auditors' Report
          Statements of Assets, Liabilities and Trust Corpus at
           December 31, 1996 and 1995
          Statements of Distributable Income for the Years Ended
           December 31, 1996, 1995 and 1994
          Statements of Changes in Trust Corpus for the Years Ended December
           31, 1996, 1995 and 1994
          Notes to Financial Statements

                          TORCH ENERGY ROYALTY TRUST

Torch Energy Advisors Incorporated and Subsidiaries ("Torch") and Torch's
  Predecessor ("Predecessor")
    Independent Auditors' Report
    Consolidated Balance Sheet of Torch as of December 31, 1996 and the
      Related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the Period October 1, 1996 through December 31, 1996
    Consolidated Balance Sheet of Predecessor as of December 31, 1995 and the
      Related Predecessor's Consolidated Statements of Operations,
      Predecessor's Equity and Cash Flows for the Period January 1, 1996 through September 30, 1996 and for the Years Ended December 31, 1995 and 1994
    Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

EXHIBIT
NUMBER  EXHIBITS
------  --------

4. - Instruments defining the rights of security holders, including indentures.
   4.1 - Form of Torch Energy Royalty Trust Agreement.*
   4.2 - Form of Louisiana Trust Agreement.*
   4.3 - Specimen Trust Unit Certificate.*
   4.4 - Designation of Ancillary Trustee.*

10. -  Material contracts.
  10.1 - Purchase Agreement between TRC, Velasco and TEMI.*
  10.2 - Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*
  10.3 - Amendment to Gas Gathering Agreement.*
  10.4 - Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*
  10.5 - Form of Texas Conveyance.*
  10.6 - Form of Louisiana Conveyance.*
  10.7 - Form of Alabama Conveyance.*
  10.8 - Standby Performance Agreement between Torch and the Trust.*
  10.9 - Amendment to Water Gathering Contract.*
  10.10- First Amendment to Oil and Gas Purchase Contract (previously filed on
         Form 10-Q for the quarter ended September 30, 1994).

                          TORCH ENERGY ROYALTY TRUST

23. -  Consents of experts and counsel.
  23.1 - Consent of T.J. Smith and Company, Inc.
  23.2 - Consent of H.J. Gruy and Associates, Inc.
  23.3 - Consent of Netherland, Sewell & Associates, Inc.
27  - Financial Data Schedule
99. -  Additional Exhibits.
  99.1 - Financial Statements of Torch Energy Advisors Incorporated.


* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b) Report on Form 8-K:

    None filed in the quarter ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TORCH ENERGY ROYALTY TRUST

                                    By:  Wilmington Trust Company
                                         Trustee

                                    By:/s/ Bruce L. Bisson
                                       --------------------
                                       Vice President

Date:  March 24, 1997

     (The Trust has no directors or executive officers.)

                          TORCH ENERGY ROYALTY TRUST

Torch Energy Royalty Trust
1100 North Market Street
Wilmington, Delaware 19890

Legal Counsel
Butler & Binion, L.L.P.
Houston, Texas

Tax Counsel
Butler & Binion, L.L.P.
Houston, Texas

Auditors
Deloitte & Touche LLP
Houston, Texas

Transfer Agent and Registrar
Wilmington Trust Company
1100 North Market Street
Wilmington, Delaware  19890

In view of the possible materiality of the financial condition of Torch Energy Advisors Incorporated ("Torch") financial condition to the Minimum Price commitment, which relates to the Purchase Contract between the Trust and Torch, Torch's financial statements are provided as an exhibit to the Trust's annual report on Form 10-K. Upon the termination of the Minimum Price commitment, such financial statements will not be included in this annual filing.