Form 10-Q
period 1997-03-31
TORCH ENERGY ROYALTY TRUST
filed 1997-05-14
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from               _______ to _________


Commission File Number  1-12474

                          Torch Energy Royalty Trust
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  74-6411424
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1100 North Market Street, Wilmington, Delaware            19890
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     302/651-8584

                                Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X           No
                               ------      ------

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

INTRODUCTION

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1997 and December 31, 1996, the distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of March 31, 1997 and the related statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Torch Energy Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 18, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Houston, Texas

April 30, 1997

                          TORCH ENERGY ROYALTY TRUST

                 STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                   March 31, 1997   December 31,1996
                                                   --------------   ----------------
                                                    (Unaudited)
Cash.............................................        $      7           $      3
Net profits interests in oil and gas properties
 (Net of accumulated amortization of $62,595
 and $59,077 at March 31, 1997 and
 December 31, 1996, respectively)................         118,005            121,523
                                                         --------           --------
                                                         $118,012           $121,526
                                                         ========           ========


                         LIABILITIES AND TRUST CORPUS

Trust expense payable............................        $    171           $    164
Trust corpus.....................................         117,841            121,362
                                                         --------           --------
                                                         $118,012           $121,526
                                                         ========           ========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)
                                  (Unaudited)



                                            Three Months Ended March 31,
                                            ----------------------------
                                              1997              1996
                                            ---------         ---------
Net profits income.........................    $4,579          $4,747

Interest income............................         2               7
                                               ------          ------

                                                4,581           4,754
                                               ------          ------

General and administrative expenses........       164             149
                                               ------          ------

Distributable income.......................    $4,417          $4,605
                                               ======          ======

Distributable income
 per Unit (8,600,000 Units)................    $  .51          $  .54
                                               ======          ======

Distributions per Unit.....................    $  .51          $  .54
                                               ======          ======



                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)
                                  (Unaudited)



                                          Three Months Ended March 31,
                                         ------------------------------
                                              1997            1996
                                         --------------  --------------
Trust corpus, beginning of period......       $121,362        $137,014

Amortization of net profits interests..         (3,518)         (4,429)

Distributable income...................          4,417           4,605

Distributions to Unitholders...........         (4,420)         (4,601)
                                              --------        --------

Trust corpus, end of period............       $117,841        $132,589
                                              ========        ========




                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

1.  Trust Organization and Nature of Operations

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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credit available for 1996 and 1995 production from qualifying coal seam properties was approximately $1.03 and $1.01, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold, and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, will be the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the Net Proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5

                          TORCH ENERGY ROYALTY TRUST


MMcf of gas, less property, production, severance and related taxes. The production for the three-month periods ended December 31, 1996 and 1995 from the Underlying Properties in the Robinson's Bend Field was approximately 15% (138,634 Mcf) and 6.2% (56,149 Mcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the aggregate gross proceeds received from the sale of production from Infill Wells (as defined below) less operating and development costs and taxes ("Infill Net Proceeds"). Infill Wells mean any wells drilled on the Underlying properties to formations in which the Trust has an interest, other that wells drilled to replace damaged or destroyed wells. As of December 31, 1996, drilling commenced for one infill well in the Cotton Valley Fields. Net profits income for the quarter ended March 31, 1997 (generated by production during the quarter ended December 31, 1996) was not impacted by this infill well as the well's gross proceeds did not exceed costs and expenses.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 1997 and 1996 are derived from oil and gas production sold during the three-month periods ended December 31, 1996 and 1995, respectively. General and administrative expenses are recognized on an accrual basis.

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

                          TORCH ENERGY ROYALTY TRUST


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

4.  Distributions and Income Computations

Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Quarterly Distribution Amount is distributed within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

                          TORCH ENERGY ROYALTY TRUST

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1997, on an Mcfe basis), the Specified Prices currently receive a weighting of approximately 60% and decline to less than 10%, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.81 per MMBtu in 1995 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of March 31, 1997, TEMI had no accumulated Price Credits. Price credits in the amount of $330,000, net to the Trust, were deducted in calculating the purchase price related to production during the quarter ended December 31, 1996. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to

                          TORCH ENERGY ROYALTY TRUST

deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased put option contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price. Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 1997 and 1996 were $5,932,000, and $6,251,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.272 and $0.265 per MMBtu for 1996 and 1995 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a former affiliate of Torch, pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 410 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI is entitled to deduct a transportation fee of $.045 per MMBtu, payable to a third party, from production attributable to certain wells in the Cotton Valley Fields. During the three months ended March 31, 1997 and 1996, gathering, treating and transportation fees charged by TEMI, attributable to production during the three months ended December 31, 1996 and 1995 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $544,000 and $511,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing

                          TORCH ENERGY ROYALTY TRUST

October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees paid by the Trust to Torch during the three months ended March 31, 1997 and 1996 were $92,000 and $89,000 per period, respectively.

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

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees paid by the Trust to the Trustee during the three months ended March 31, 1997 and 1996 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST


ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 1997 and 1996 is derived from actual oil and gas produced during the three months ended December 31, 1996 and 1995, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                             Three Months Ended March 31,
                         ------------------------------------
                                1997              1996
                         -----------------  -----------------
                          Bbls      Mcf      Bbls      Mcf
                         of Oil   of Gas    of Oil   of Gas
                         ------  ---------  ------  ---------
Chalkley Field           12,918  1,199,978  19,472  1,618,622
Robinson's Bend Field       ---    814,596     ---    901,422
Cotton Valley Fields      1,840    398,798   2,356    438,830
Austin Chalk Fields      20,604    190,304  18,162    185,098
                         ------  ---------  ------  ---------
                         35,362  2,603,676  39,990  3,143,972
                         ======  =========  ======  =========

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

For the three months ended March 31, 1997, net profits income was $4,579,000, down 4% from net profits income of $4,747,000 for the same period in 1996. Such decrease is primarily due to a decline in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three months ended March 31, 1997 was 2,603,676 Mcf, or 17% lower than gas production of 3,143,972 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the three months ended March 31, 1997 was 35,362 Bbls, as compared to 39,990 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the three months ended March 31, 1997 was $1.92 per MMBtu for gas and $18.17 per Bbl for oil as compared to $1.70 per MMBtu for gas $16.28 per Bbl for oil during the same period in 1996. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of March 31, 1997, TEMI had no accrued Price Credits. Price Credits in the amount of $330,000, net to the

                          TORCH ENERGY ROYALTY TRUST

Trust, were deducted in calculating the purchase price related to production for the three months ended December 31, 1996.

General and administrative expenses amounted to $164,000 for the three months ended March 31, 1997 as compared to $149,000 during the three months ended March 31, 1996. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $4,417,000, or $.51 per Unit, for the three months ended March 31, 1997 as compared to $4,605,000 or $.54 per Unit, for the same period in 1996. On March 10, 1997, the Trust made a distribution to Unitholders of record on February 28, 1997. The Section 29 Credits relating to this distribution, generated from production during the three months ended December 31, 1996, was approximately $.10 per Unit.

                          TORCH ENERGY ROYALTY TRUST


Net profits income received by the Trust during the three months ended March 31, 1997 and 1996, derived from production sold during the three months ended December 31, 1996 and 1995, respectively, was computed as shown in the following tables:

                                           THREE MONTHS ENDED MARCH 31, 1997
                                   -------------------------------------------------

                                        CHALKLEY,
                                      COTTON VALLEY
                                          AND           ROBINSON'S
                                      AUSTIN CHALK        BEND
                                         FIELDS           FIELD           TOTAL
                                    ----------------  -------------  ----------------
Oil and gas revenues                    $4,120           $1,267
                                        ------           ------

Direct operating expenses:
  Lease operating expenses and
   property tax...................         573              ---
  Severance tax...................         195               63
                                        ------           ------
                                           768               63
                                        ------           ------

 Net proceeds before capital
  expenditures...................        3,352            1,204
  Capital expenditures............        (201)             ---
                                        ------           ------

 Net proceeds....................        3,553            1,204
  Net profits percentage..........          95%             N/A
                                        ------           ------
  Net profits income..............      $3,375           $1,204          $4,579
                                        ======           ======          ======

                          TORCH ENERGY ROYALTY TRUST

                                           THREE MONTHS ENDED MARCH 31, 1996
                                    ----------------------------------------------

                                         CHALKLEY,
                                       COTTON VALLEY
                                            AND            ROBINSON'S
                                       AUSTIN CHALK           BEND
                                          FIELDS             FIELD         TOTAL
                                    ----------------     --------------   --------
Oil and gas revenues...............       $4,513             $1,227
                                          ------             ------

Direct operating expenses:

  Lease operating expenses and
   property tax.................             520                ---
  Severance tax.................             183                 71
                                          ------             ------
                                             703                 71
                                          ------             ------

Net proceeds before capital
 expenditures.............                 3,810              1,156
Capital expenditures............              30                ---
                                          ------             ------

Net proceeds....................           3,780              1,156
Net profits percentage..........              95%               N/A
                                          ------             ------

Net profits income..............          $3,591             $1,156        $4,747
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

          Exhibit 27 - Financial Data Schedule.

                          TORCH ENERGY ROYALTY TRUST

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By:/s/ Bruce L. Bisson
                                     -------------------
                                     Vice President


Date:  May 8, 1997
     (The Trust has no employees, directors or executive officers.)