Form 10-Q
period 1997-06-30
TORCH ENERGY ROYALTY TRUST
filed 1997-08-13
CIK 912030

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997
                                   -------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  _______ to _________

Commission File Number       1-12474
                         -------------------------------------------------------

                           Torch Energy Royalty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           74-6411424
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

1100 North Market Street, Wilmington, Delaware                   19890
----------------------------------------------                ------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            302/651-8584
                                                              ------------

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

                         Yes  X     No
                             ---       ---

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

INTRODUCTION
------------

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ( "Torch" ), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust" ), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ( "Trustee" ) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1997 and December 31, 1996, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1997 and 1996 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of June 30, 1997 and the related statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

July 25, 1997

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                       June 30, 1997   December 31,1996
                                                       -------------   ----------------
                                                        (Unaudited)
Cash.................................................       $      7           $      3
Net profits interests in oil and gas properties
(Net of accumulated amortization of $65,778
and $59,077 at June 30, 1997 and December 31, 1996,
respectively)........................................        114,822            121,523
                                                            --------           --------
                                                            $114,829           $121,526
                                                            ========           ========

                         LIABILITIES AND TRUST CORPUS

Trust expense payable................................       $    176           $    164
Trust corpus.........................................        114,653            121,362
                                                            --------           --------
                                                            $114,829           $121,526
                                                            ========           ========






                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)
                                  (Unaudited)

                                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                           --------------------------------------------   ---------------------------------------
                                                 1997                   1996                   1997                   1996
                                           ----------------      -------------------      ---------------       --------------

 Net profits income......................            $4,162                   $4,411               $8,741               $9,158

 Interest income.........................                 7                        7                    9                   14
                                                     ------                   ------               ------               ------

                                                      4,169                    4,418                8,750                9,172
                                                     ------                   ------               ------               ------
 General and
  administrative expenses................               175                      192                  339                  342
                                                     ------                   ------               ------               ------

 Distributable income....................            $3,994                   $4,226               $8,411               $8,830
                                                     ======                   ======               ======               ======
 Distributable income
   per Unit (8,600,000 Units)............            $  .46                   $  .49               $  .98               $ 1.03
                                                     ======                   ======               ======               ======

 Distributions per Unit..................            $  .47                   $  .49               $  .98               $ 1.03
                                                     ======                   ======               ======               ======




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)
                                  (Unaudited)


                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                           --------------------------------------      -------------------------------------
                                                 1997                  1996                  1997                 1996
                                           ----------------      ----------------      ----------------      ---------------


Trust corpus, beginning of period........         $117,841              $132,589              $121,362             $137,015

Amortization of net profits interests....           (3,183)               (4,056)               (6,701)              (8,485)

Distributable income.....................            3,994                 4,226                 8,411                8,830

Distributions to Unitholders.............           (3,999)               (4,231)               (8,419)              (8,832)
                                                  --------              --------              --------             --------

Trust corpus, end of period..............         $114,653              $128,528              $114,653             $128,528
                                                  ========              ========              ========             ========



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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less

                          TORCH ENERGY ROYALTY TRUST

property, production, severance and related taxes. Production for the three-month periods ended March 31, 1997 and 1996 from the Underlying Properties in the Robinson's Bend Field was approximately 19% (176 MMcf) and 12% (110 MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 1997 and 1996 from the Underlying Properties in the Robinson's Bend Field was approximately 17% (314 MMcf) and 9% (166 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the aggregate gross proceeds received from the sale of production from Infill Wells (as defined below) less operating and development costs and taxes ("Infill Net Proceeds"). Infill Wells mean any wells drilled on the Underlying Properties to formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells. As of March 31, 1997, production had commenced for two infill wells in the Cotton Valley Fields. Net Proceeds for the three-month and six-month periods ended June 30, 1997 (generated by production during the three and six months ended March 31, 1997) was not impacted by these infill wells as the wells' gross proceeds did not exceed costs and expenses.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 1997 and 1996 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 1997 and 1996, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- The Net Profits Interests in oil and gas properties is limited to the sum of future net cash flows attributable to the Trust's oil and gas reserves at year-end using current product prices plus the estimated future Section 29 Credit for Federal

                          TORCH ENERGY ROYALTY TRUST

     income tax purposes. If the net amount of net profits interests in oil and gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

                          TORCH ENERGY ROYALTY TRUST

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1997, on an Mcfe basis), the Specified Prices currently receive a weighting of approximately 60% and decline to less than 10%, and the Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.84 per MMBtu in 1997 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1997, TEMI had accumulated Price Credits of $72,000, net to the Trust's interest. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI

                          TORCH ENERGY ROYALTY TRUST

is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Distributions received by Unitholders during the six months ended June 30, 1997 were reduced by $325,000 for the Price Differential adjustment. No price differential adjustment was deducted from distributions received by Unitholders during the six months ended June 30, 1996.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended June 30, 1997 and 1996 were $5,456,000 and $5,758,000, respectively. Such gross revenues for the six months ended June 30, 1997 and 1996 were $11,388,000 and $12,009,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a former affiliate of Torch, pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from certain wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI is entitled to deduct a transportation fee of $.045 per MMBtu, payable to a third party, from production attributable to certain wells in the Cotton Valley Fields. During the three months ended June 30, 1997 and 1996, gathering, treating

                          TORCH ENERGY ROYALTY TRUST

and transportation fees charged by TEMI, attributable to production during the three months ended March 31, 1997 and 1996 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $507,000 and $512,000, respectively. During the six months ended June 30, 1997 and 1996, such fees, attributable to production during the six months ended March 31, 1997 and 1996, totaled $1,051,000 and $1,023,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended June 30, 1997 and 1996 were $92,000 and $94,000 per period, respectively. During the six months ended June 30, 1997 and 1996, such fees were $184,000 and $183,000, respectively.

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company ( " United " ), a subsidiary of Torchmark Corporation. Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers will not adversely affect the Trust or the Unitholders.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended June 30, 1997 and 1996 were $14,000 per period. Such fees during the six months

                          TORCH ENERGY ROYALTY TRUST

ended June 30, 1997 and 1996 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         -----------------------------------------------------------------------
         OPERATIONS
         -----------

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended June 30, 1997 and 1996 is derived from actual oil and gas produced during the three months ended March 31, 1997 and 1996, respectively. Net profits income for the six months ended June 30, 1997 and 1996 is derived from actual oil and gas produced during the six months ended March 31, 1997 and 1996. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                 Three Months Ended March 31,
                             ------------------------------------
                                   1997               1996
                             -----------------  -----------------
                              Bbls      Mcf      Bbls      Mcf
                             of Oil   of Gas    of Oil   of Gas
                             ------  ---------  ------  ---------
Chalkley Field               10,342  1,110,041  16,057  1,409,405
Robinson's Bend Field           ---    775,412     ---    845,065
Cotton Valley Fields          1,617    343,586   2,056    469,550
Austin Chalk Fields          14,654    159,235  17,874    166,493
                             ------  ---------  ------  ---------
                             26,613  2,388,274  35,987  2,890,513
                             ======  =========  ======  =========



                                    Six Months Ended June 30,
                             ------------------------------------
                                   1997               1996
                             -----------------  -----------------
                              Bbls      Mcf      Bbls      Mcf
                             of Oil   of Gas    of Oil   of Gas
                             ------  ---------  ------  ---------
Chalkley Field               23,260  2,310,019  35,529  3,028,027
Robinson's Bend Field           ---  1,590,008     ---  1,746,487
Cotton Valley Fields          3,457    742,384   4,412    908,380
Austin Chalk Fields          35,258    349,539  36,036    351,591
                             ------  ---------  ------  ---------
                             61,975  4,991,950  75,977  6,034,485
                             ======  =========  ======  =========



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

For the three months ended June 30, 1997, net profits income was $4,162,000, down 6% from net profits income of $4,411,000 for the same period in 1996. Such decrease

                          TORCH ENERGY ROYALTY TRUST

is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three months ended March 31, 1997 was 2,388,274 Mcf, or 17% lower than gas production of 2,890,513 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the three months ended March 31, 1997 was 26,613 Bbls, as compared to 35,987 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the three months ended June 30, 1997 was $2.00 per MMBtu for gas and $17.30 per Bbl for oil as compared to $1.70 per MMBtu for gas and $17.02 per Bbl for oil during the same period in 1996. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1997, TEMI had accrued Price Credits of $72,000, net to the Trust's interest. No Price Credits were deducted in calculating the purchase price related to production for the three months ended March 31, 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. The distribution received by unitholders during the quarter ended June 30, 1996 was reduced by $91,000 for such price differential adjustment.

General and administrative expenses amounted to $175,000 for the three months ended June 30, 1997 as compared to $192,000 during the three months ended June 30, 1996. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,994,000, or $.46 per Unit, for the three months ended June 30, 1997 as compared to $4,226,000, or $.49 per Unit, for the same period in 1996. On June 10, 1997, the Trust made a distribution to Unitholders of record on June 2, 1997. The Section 29 Credits relating to these distributions, generated from production during the three months ended March 31, 1997 and 1996, were approximately $.10 and $.11 per Unit, respectively.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

For the six months ended June 30, 1997, net profits income was $8,741,000, down 5% from net profits income of $9,158,000 for the same period in 1996. Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

                          TORCH ENERGY ROYALTY TRUST

Gas production attributable to the Underlying Properties for the six months ended March 31, 1997 was 4,991,950 Mcf, or 17% lower than gas production of 6,034,485 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the six months ended March 31, 1997 was 61,975 Bbls, as compared to 75,977 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the six months ended March 31, 1997 was $1.97 per MMBtu for gas and $17.80 per Bbl for oil as compared to $1.70 per MMBtu for gas and $16.32 per Bbl for oil during the same period in 1996. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1997, TEMI had accrued Price Credits of $72,000, net to the Trust's interest. Price Credits in the amount of $330,000, net to the Trust, were deducted in calculating the purchase price related to production for the six months ended March 31, 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. Distributions received by unitholders during the six months ended June 30, 1997 were reduced by $325,000 for such price differential adjustment. No price differential adjustment was deducted from distributions received by Unitholders during the six months ended June 30, 1996.

General and administrative expenses amounted to $339,000 for the six months ended June 30, 1997 as compared to $342,000 during the six months ended June 30, 1996. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $8,411,000, or $.98 per Unit, for the six months ended June 30, 1997 as compared to $8,830,000, or $1.03 per Unit, for the same period in 1996. During the six months ended June 30, 1997, the Trust made distributions to Unitholders of $8,419,000, or $.98 per Unit, as compared to $8,832,000, or $1.03 per Unit, for the same period in 1996. The
Section 29 Credits relating to the distributions during the six months ended June 30, 1997 and 1996 were $.20 and $.23 per Unit, respectively.

Net profits income (in thousands) received by the Trust during the three and six month periods ended June 30, 1997 and 1996, derived from production sold during the three and six months ended March 31, 1997 and 1996, respectively, was computed as shown in the following tables:

                          TORCH ENERGY ROYALTY TRUST

                                 THREE MONTHS ENDED JUNE 30, 1997
                                 --------------------------------
                                   CHALKLEY,
                                 COTTON VALLEY
                                      AND        ROBINSON'S
                                  AUSTIN CHALK      BEND
                                     FIELDS        FIELD      TOTAL
                                 --------------  ----------  -------
Oil and gas revenues............     $3,702        $1,247
                                     ------        ------

Direct operating expenses:
  Lease operating expenses and
    property tax................        324           ---
  Severance tax.................        151            89
                                     ------        ------
                                        475            89
                                     ------        ------

Net proceeds before capital
 expenditures...................      3,227         1,158
Capital expenditures............         65           ---
                                     ------        ------

Net proceeds....................      3,162         1,158
Net profits percentage..........         95%          N/A
                                     ------        ------
Net profits income..............     $3,004        $1,158     $4,162
                                     ======        ======     ======


                          TORCH ENERGY ROYALTY TRUST


                                                  THREE  MONTHS ENDED JUNE 30, 1996
                                              -----------------------------------------
                                                 CHALKLEY,
                                               COTTON VALLEY
                                                    AND          ROBINSON'S
                                                AUSTIN CHALK        BEND
                                                   FIELDS          FIELD        TOTAL
                                              --------------     ----------   ---------
Oil and gas revenues...................           $4,142           $1,104
                                                  ------           ------

Direct operating expenses:
  Lease operating expenses and
    property tax.......................              344              ---
  Severance tax........................              155              109
                                                  ------           ------
                                                     499              109
                                                  ------           ------

Net proceeds before capital
 expenditures..........................            3,643              995
Capital expenditures...................               47              ---
                                                  ------           ------

Net proceeds...........................            3,596              995
Net profits percentage.................               95%             N/A
                                                  ------           ------

Net profits income.....................           $3,416             $995       $4,411
                                                  ======            =====       ======

                          TORCH ENERGY ROYALTY TRUST

                                                    SIX MONTHS ENDED JUNE 30, 1997
                                              -----------------------------------------
                                                 CHALKLEY,
                                               COTTON VALLEY
                                                    AND          ROBINSON'S
                                                AUSTIN CHALK        BEND
                                                   FIELDS          FIELD        TOTAL
                                              --------------     ----------   ---------
Oil and gas revenues..................             $7,822          $2,514
                                                   ------          ------
Direct operating expenses:
  Lease operating expenses and
    property tax......................                897             ---
  Severance tax.......................                346             152
                                                   ------          ------
                                                    1,243             152
                                                   ------          ------

Net proceeds before capital
 expenditures.........................              6,579           2,362
Capital expenditures..................               (136)            ---
                                                   ------          ------

Net proceeds..........................              6,715           2,362
Net profits percentage................                 95%            N/A
                                                   ------          ------
Net profits income....................             $6,379          $2,362       $8,741
                                                   ======          ======       ======

                          TORCH ENERGY ROYALTY TRUST

                                                   SIX MONTHS ENDED JUNE 30, 1996
                                              -----------------------------------------
                                                 CHALKLEY,
                                               COTTON VALLEY
                                                    AND          ROBINSON'S
                                                AUSTIN CHALK        BEND
                                                   FIELDS          FIELD        TOTAL
                                              --------------     ----------   ---------
Oil and gas revenues..................             $8,655          $2,331
                                                   ------          ------
Direct operating expenses:
  Lease operating expenses and
    property tax......................                864             ---
  Severance tax.......................                338             180
                                                   ------          ------
                                                    1,202             180
                                                   ------          ------

Net proceeds before capital
 expenditures.........................              7,453           2,151
Capital expenditures..................                 77             ---
                                                   ------          ------

Net proceeds..........................              7,376           2,151
Net profits percentage................                 95%            N/A
                                                   ------          ------
Net profits income....................             $7,007          $2,151       $9,158
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

                               TORCH ENERGY ROYALTY TRUST

                               By:    Wilmington Trust Company,
                                       Trustee


                               By:/s/ Bruce L. Bisson
                                  -----------------------------------
                               Vice President


Date:  July  31, 1997
     (The Trust has no employees, directors or executive officers.)