Form 10-Q
period 1997-09-30
TORCH ENERGY ROYALTY TRUST
filed 1997-11-14
CIK 912030

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  _______ to _________

Commission File Number       1-12474
                         -------------------------------

                           Torch Energy Royalty Trust
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    74-6411424
-------------------------------                         ------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

1100 North Market Street, Wilmington, Delaware             19890
----------------------------------------------          ------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   302/651-8584
                                                     ------------

                                 Not Applicable
                                 --------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]           No   [_]

                          TORCH ENERGY ROYALTY TRUST

                         PART 1 - FINANCIAL INFORMATION

 Item I.  Financial Statements

 Introduction

 The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), in accordance with the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although Torch believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1997 and December 31, 1996, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

 The financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included herein have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                          TORCH ENERGY ROYALTY TRUST

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
  as Trustee of Torch Energy Royalty Trust and the Unitholders:

 We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of September 30, 1997 and the related statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Houston, Texas

October 24, 1997

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)


                                                         September 30, 1997     December 31,1996
                                                         ------------------     ----------------
                                                             (Unaudited)
                                  ASSETS
Cash..............................................              $      6           $      3
 Net profits interests in oil and gas properties
 (Net of accumulated amortization of $68,727 and
 $59,077 at September 30, 1997 and
 December 31, 1996, respectively)..................              111,873            121,523
                                                                --------           --------
                                                                $111,879           $121,526
                                                                ========           ========

               LIABILITIES AND TRUST CORPUS

Trust expense payable.............................              $    175           $    164
Trust corpus......................................               111,704            121,362
                                                                --------           --------
                                                                $111,879           $121,526
                                                                ========           ========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                                   --------------------------------   -------------------------------
                                                         1997             1996          1997                1996
                                                       --------         --------      --------            --------
Net profits income..................................    $3,252            $4,334       $11,993             $13,492
Interest income.....................................         6                 5            15                  19
                                                        ------            ------       -------             -------
                                                         3,258             4,339        12,008              13,511
                                                        ------            ------       -------             -------
General and administrative expenses.................       171               150           510                 492
                                                        ------            ------       -------             -------
Distributable income................................    $3,087            $4,189       $11,498             $13,019
                                                        ======            ======       =======             =======
Distributable income per Unit (8,600,000 Units).....    $  .36            $  .49       $  1.34             $  1.51
                                                        ======            ======       =======             =======
Distributions per Unit..............................    $  .36            $  .48       $  1.34             $  1.51
                                                        ======            ======       =======             =======

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)

                                  (Unaudited)


                                             Three Months Ended September 30,              Nine Months Ended September 30,
                                          --------------------------------------       ---------------------------------------
                                                1997                  1996                   1997                  1996
                                          ----------------      ----------------       ----------------      -----------------


Trust corpus, beginning of period...........   $114,653              $128,528               $121,362               $137,014
Amortization of net profits interests.......     (2,949)               (3,955)                (9,650)               (12,439)
Distributable income........................      3,087                 4,189                 11,498                 13,019
Distributions to Unitholders................     (3,087)               (4,145)               (11,506)               (12,977)
                                               --------              --------               --------               --------
Trust corpus, end of period.................   $111,704              $124,617               $111,704               $124,617
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

 The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 1996 and 1995 production from qualifying coal seam properties were approximately $1.03 and $1.01, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold, and such amount is not adjusted for inflation.

 The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less

                          TORCH ENERGY ROYALTY TRUST

 property, production, severance and related taxes. Production for the three-month periods ended June 30, 1997 and 1996 from the Underlying Properties in the Robinson's Bend Field was approximately 18% (166 MMcf) and 13% (116 MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 1997 and 1996 from the Underlying Properties in the Robinson's Bend Field was approximately 18% (480 MMcf) and 10% (282 MMcf), respectively, below the Volume Limitation.

 The Net Profits Interests also entitle the Trust to 20% of the aggregate gross proceeds received from the sale of production from Infill Wells (as defined below) less operating and development costs and taxes ("Infill Net Proceeds"). Infill Wells mean any wells drilled after the formation of the Trust on the Underlying Properties to formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells. As of June 30, 1997, four infill wells in the Cotton Valley Fields have been drilled. Net Proceeds for the three-month and nine-month periods ended September 30, 1997 and 1996 were not impacted by these infill wells as each of these well's gross proceeds has not exceeded costs and expenses.

 2.  Basis of Accounting

 The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

 - Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 1997 and 1996 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 1997 and 1996, respectively. General and administrative expenses are recognized on an accrual basis.

 - Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

 -    Distributions to Unitholders are recorded when declared by the Trustee.

 - The Net Profits Interests in oil and gas properties are limited to the sum of future net cash flows attributable to the Trust's oil and gas reserves using current product prices plus the estimated future Section 29 Credit for Federal income tax purposes. If the net amount of net profits interests in oil and gas properties

                          TORCH ENERGY ROYALTY TRUST

      exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

                          TORCH ENERGY ROYALTY TRUST

 the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Quarterly Distribution Amount is distributed within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

 5.  Related Party Transactions

 Marketing Arrangements

 TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1997, on an Mcfe basis), the Specified Prices attributable to the quarter ended June 30, 1997 production received a weighting of approximately 68%, and commencing with September 1997 production, will decline to approximately 10%. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.84 per MMBtu in 1997 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

 The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1997, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of

                          TORCH ENERGY ROYALTY TRUST

 such excess ("Price Differential") in calculating the purchase price. The Price Differential adjustment did not impact the distribution received by Unitholders during the third quarter of 1997. Distributions received by Unitholders during the nine months ended September 30, 1997 were reduced by $325,000 for the Price Differential adjustment. No price differential adjustment was deducted from distributions received by Unitholders during the nine months ended September 30, 1996.

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

 Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended September 30, 1997 and 1996 were $4,421,000 and $5,714,000, respectively. Such gross revenues for the nine months ended September 30, 1997 and 1996 were $15,810,000 and $17,722,000, respectively.

 Gathering, Treating and Transportation Arrangements

 The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a former affiliate of Torch, pursuant to a gas gathering agreement. On October 1, 1996, Bahia was merged into TEMI. Amounts that would have been previously payable to Bahia from TEMI will continue to be deducted by TEMI. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from certain wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI is entitled to deduct a transportation fee of $0.045 per MMBtu, payable to a third party, from production attributable to certain wells in the Cotton Valley

                          TORCH ENERGY ROYALTY TRUST

 Fields. During the three months ended September 30, 1997 and 1996, gathering, treating and transportation fees charged by TEMI, attributable to production during the three months ended June 30, 1997 and 1996 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $427,000 and $552,000, respectively. During the nine months ended September 30, 1997 and 1996, such fees, attributable to production during the nine months ended June 30, 1997 and 1996, totaled $1,478,000 and $1,575,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

 Administrative Services Agreement

 Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended September 30, 1997 and 1996 were $92,000 and $91,000 per period, respectively. During the nine months ended September 30, 1997 and 1996, such fees were $276,000 and $274,000, respectively.

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

 Compensation of the Trustee and Transfer Agent

 The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended

                          TORCH ENERGY ROYALTY TRUST

 September 30, 1997 and 1996 were $14,000 per period. Such fees during the nine months ended September 30, 1997 and 1996 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

 Item 2.  Discussion and Analysis of Financial Condition and Results of
          Operations

 Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended September 30, 1997 and 1996 is derived from actual oil and gas produced during the three months ended June 30, 1997 and 1996, respectively. Net profits income for the nine months ended September 30, 1997 and 1996 is derived from actual oil and gas produced during the nine months ended June 30, 1997 and 1996. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                  Three Months Ended September 30,
                               ------------------------------------
                                     1997               1996
                               ----------------   -----------------
                                Bbls      Mcf      Bbls      Mcf
                               of Oil   of Gas    of Oil   of Gas
                               ------  ---------  ------  ---------
 Chalkley Field                 9,031    983,547  13,599  1,360,914
 Robinson's Bend Field            ---    785,991     ---    838,339
 Cotton Valley Fields           1,506    317,919   1,986    407,977
 Austin Chalk Fields           12,287    135,682  24,887    187,299
                               ------  ---------  ------  ---------
                               22,824  2,223,139  40,472  2,794,529
                               ======  =========  ======  =========


                                   Nine Months Ended September 30,
                                ------------------------------------
                                      1997                1996
                                -----------------   -----------------
                                 Bbls      Mcf       Bbls      Mcf
                                of Oil   of Gas     of Oil   of Gas
                                ------  ---------   ------  ---------
 Chalkley Field                 32,291  3,293,566   49,128  4,388,941
 Robinson's Bend Field             ---  2,375,999      ---  2,584,826
 Cotton Valley Fields            4,963  1,060,303    6,398  1,316,357
 Austin Chalk Fields            47,545    485,221   60,923    538,890
                                ------  ---------   ------  ---------
                                84,799  7,215,089  116,449  8,829,014
                                ======  =========  =======  =========

                          TORCH ENERGY ROYALTY TRUST

 Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

 For the three months ended September 30, 1997, net profits income was $3,252,000, down 25% from net profits income of $4,334,000 for the same period in 1996. Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

 Gas production attributable to the Underlying Properties for the three months ended June 30, 1997 was 2,223,139 Mcf, or 20% lower than gas production of 2,794,529 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the three months ended June 30, 1997 was 22,824 Bbls, as compared to 40,472 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

 The average price paid to the Trust during the three months ended September 30, 1997 was $1.76 per MMBtu for gas and $16.21 per Bbl for oil as compared to $1.70 per MMBtu for gas and $17.68 per Bbl for oil during the same period in 1996. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits in the amount of $72,000 and $556,000, net to the Trust, were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, TEMI had no remaining Price Credits to recoup. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The distributions received by unitholders during the quarter ended September 30, 1997 and 1996 were not impacted by such price differential adjustment.

 General and administrative expenses amounted to $171,000 for the three months ended September 30, 1997 as compared to $150,000 during the three months ended September 30, 1996. These expenses primarily relate to administrative services provided by Torch and the Trustee.

 The foregoing resulted in distributable income of $3,087,000, or $.36 per Unit, for the three months ended September 30, 1997, as compared to $4,189,000, or $.49 per Unit, for the same period in 1996. On September 12, 1997, the Trust made a distribution to Unitholders of record on September 2, 1997. The Section 29 Credits relating to these distributions, generated from production during the three months ended June 30, 1997 and 1996, were approximately $.10 and $.11 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

 Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

 For the nine months ended September 30, 1997, net profits income was $11,993,000, down 11% from net profits income of $13,492,000 for the same period in 1996. Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

 Gas production attributable to the Underlying Properties for the nine months ended June 30, 1997 was 7,215,089 Mcf, or 18% lower than gas production of 8,829,014 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the nine months ended June 30, 1997 was 84,799 Bbls, as compared to 116,449 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

 The average price paid to the Trust during the nine months ended September 30, 1997 was $1.91 per MMBtu for gas and $17.37 per Bbl for oil as compared to $1.70 per MMBtu for gas and $17.00 per Bbl for oil during the same period in 1996. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits in the amount of $402,000 and $1,954,000, net to the Trust, were deducted in calculating the purchase price related to distributions received by Unitholders during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, TEMI had no remaining Price Credits to recoup. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. Distributions received by unitholders during the nine months ended September 30, 1997 were reduced by $325,000 for such price differential adjustment. No price differential adjustment was deducted from distributions received by Unitholders during the nine months ended September 30, 1996.

 General and administrative expenses amounted to $510,000 for the nine months ended September 30, 1997 as compared to $492,000 during the nine months ended September 30, 1996. These expenses primarily relate to administrative services provided by Torch and the Trustee.

 The foregoing resulted in distributable income of $11,498,000, or $1.34 per Unit, for the nine months ended September 30, 1997, as compared to $13,019,000, or $1.51 per Unit, for the same period in 1996. During the nine months ended September 30, 1997, the Trust made distributions to Unitholders of $11,506,000, or $1.34 per Unit, as compared to $12,977,000, or $1.51 per Unit, for the same period in 1996. The Section

                          TORCH ENERGY ROYALTY TRUST

 29 Credits relating to the distributions during the nine months ended September 30, 1997 and 1996 were $.30 and $.34 per Unit, respectively.

 Net profits income (in thousands) received by the Trust during the three and nine month periods ended September 30, 1997 and 1996, derived from production sold during the three and nine months ended June 30, 1997 and 1996, respectively, was computed as shown in the following tables:


                                       THREE MONTHS ENDED SEPTEMBER 30, 1997
                                       -------------------------------------
                                          CHALKLEY,
                                       COTTON VALLEY
                                            AND        ROBINSON'S
                                       AUSTIN CHALK      BEND
                                          FIELDS         FIELD       TOTAL
                                       -------------   ----------    -----
Oil and gas revenues.............          $2,901       $1,094
                                           ------       ------
Direct operating expenses:
   Lease operating expenses and
     property tax................             391          ---
   Severance tax.................             123           88
                                           ------       ------
                                              514           88
                                           ------       ------
 Net proceeds before capital
  expenditures...................           2,387        1,006
 Capital expenditures............              23          ---
                                           ------       ------
 Net proceeds....................           2,364        1,006
 Net profits percentage..........              95%         N/A
                                           ------       ------
 Net profits income..............          $2,246       $1,006     $3,252
                                           ======       ======     ======

                          TORCH ENERGY ROYALTY TRUST

                                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                      -------------------------------------
                                          CHALKLEY,
                                       COTTON VALLEY
                                            AND        ROBINSON'S
                                       AUSTIN CHALK      BEND
                                          FIELDS         FIELD       TOTAL
                                       -------------   ----------    -----
 Oil and gas revenues............         $4,037       $1,125
                                          ------       ------
 Direct operating expenses:
   Lease operating expenses and
     property tax................            414          ---
   Severance tax.................            141           85
                                          ------       ------
                                             555           85
                                          ------       ------
 Net proceeds before capital
  expenditures...................          3,482        1,040
 Capital expenditures............             15          ---
                                          ------       ------
 Net proceeds....................          3,467        1,040
 Net profits percentage..........             95%         N/A
                                          ------       ------
 Net profits income..............         $3,294       $1,040      $4,334
                                          ======       ======      ======

                          TORCH ENERGY ROYALTY TRUST

                                       NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       ------------------------------------
                                          CHALKLEY,
                                       COTTON VALLEY
                                            AND        ROBINSON'S
                                       AUSTIN CHALK      BEND
                                          FIELDS         FIELD       TOTAL
                                       -------------   ----------    -----
 Oil and gas revenues............         $10,724       $3,608
                                          -------       ------
 Direct operating expenses:
   Lease operating expenses and
     property tax................           1,287          ---
   Severance tax.................             470          241
                                          -------       ------
                                            1,757          241
                                          -------       ------
 Net proceeds before capital
  expenditures...................           8,967        3,367
 Capital expenditures............            (113)         ---
                                          -------       ------
 Net proceeds....................           9,080        3,367
 Net profits percentage..........              95%         N/A
                                          -------       ------
 Net profits income..............         $ 8,626       $3,367     $11,993
                                          =======       ======     =======

                          TORCH ENERGY ROYALTY TRUST

                                       NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       ------------------------------------
                                          CHALKLEY,
                                       COTTON VALLEY
                                            AND        ROBINSON'S
                                       AUSTIN CHALK      BEND
                                          FIELDS         FIELD       TOTAL
                                       -------------   ----------    -----

Oil and gas revenues............          $12,692       $3,456
                                          -------       ------
Direct operating expenses:
  Lease operating expenses and
   property tax.................            1,278          ---
  Severance tax.................              479          265
                                          -------       ------
                                            1,757          265
                                          -------       ------
Net proceeds before capital
 expenditures...................           10,935        3,191
Capital expenditures............               92          ---
                                          -------       ------
Net proceeds....................           10,843        3,191
Net profits percentage..........               95%         N/A
                                          -------       ------
Net profits income..............          $10,301       $3,191     $13,492
                                          =======       ======     =======

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

 Date:  October 31, 1997
      (The Trust has no employees, directors or executive officers.)