Form 10-K405
period 1997-12-31
TORCH ENERGY ROYALTY TRUST
filed 1998-03-31
CIK 912030

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
   (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            -----------------

                                      OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO __________

                        Commission File Number 1-12474
                                               --------

                          TORCH ENERGY ROYALTY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            ------------------------------------------------------

          DELAWARE                                     74-6411424
 (State or other jurisdiction of        (I.R.S. Employer Identification NO.)
  incorporation or organization)

 1100 North Market Street, Wilmington, Delaware                  19890
   (Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (302) 651-8775

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------

Units of Beneficial Interest                      New York Stock Exchange


         Securities registered pursuant to Section 12 (g) of the Act:
                                     NONE

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

The aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 12, 1998 was approximately $65,037,500.

                          TORCH ENERGY ROYALTY TRUST

                           Annual Report on Form 10-K
                  For the fiscal year ended December 31, 1997

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I
       Item 1.   Business......................................................      3
       Item 2.   Properties....................................................      8
       Item 3.   Legal Proceedings.............................................     10
       Item 4.   Submission of Matters to a Vote of Unitholders................     10

PART II

       Item 5.   Market for Registrant's Units and Related Unitholder Matters..     11
       Item 6.   Selected Financial Data.......................................     11
       Item 7.   Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................     11
       Item 8.   Financial Statements and Supplementary Data...................     15
       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...........................     29


PART III

       Item 10.  Directors and Executive Officers of the Registrant............     29
       Item 11.  Executive Compensation........................................     29
       Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management................................................     29

       Item 13.  Certain Relationships and Related Transactions................     29

PART IV

       Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...........................................     31


         ---     Signatures

                          TORCH ENERGY ROYALTY TRUST

                                    PART I

ITEM 1.  BUSINESS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and estimated quantities and net present values of reserves, are forward-looking statements. Although Torch believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from Torch's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified by the Cautionary Statements.

GENERAL

The Torch Energy Royalty Trust ("Trust") was formed effective October 1, 1993 under the Delaware Business Act, pursuant to a trust agreement ("Trust Agreement") among Wilmington Trust Company, as trustee ("Trustee"), Torch Royalty Company ("TRC") and Velasco Gas Company Ltd. ("Velasco") as owners of certain oil and gas properties ("Underlying Properties") and Torch Energy Advisors Incorporated ("Torch") as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters in November 1993. Pursuant to an administrative services agreement ("Administrative Services Agreement") Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interest.

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

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Unitholders receive quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company ("United"), a subsidiary of Torchmark Corporation. Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers have not and will not adversely affect the Trust or the Unitholders.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). The Underlying Properties represent interests in all productive formations from 100 feet below the deepest productive formation in

                          TORCH ENERGY ROYALTY TRUST


each field to the surface when the Trust was formed. The Trust therefore has no interest in deeper productive formations. Other clients of Torch also own interests in oil and gas properties located in the same geographic areas as the Underlying Properties and own interests in certain of the same wells, which interests are not burdened by the Net Profits Interests.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests prior to January 1, 2003 result in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 1997, 1996, and 1995, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.05, $1.03 and $1.01, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

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

MARKETING ARRANGEMENTS

In connection with the formation of the Trust, Velasco and TEMI entered into the Purchase Contract which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1998, on a net equivalent Mcf of gas ("Mcfe") basis, the Specified Prices received weightings ranging from approximately 40% to 70% pertaining to production prior to August 31, 1997. Thereafter, the Specified Prices receive a weighting of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.81 per MMBtu in 1995 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits"), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to

                          TORCH ENERGY ROYALTY TRUST


deduct 50% of such excess ("Price Differential") in determining the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gas production is purchased at the wellhead and, therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

GATHERING, TREATING AND TRANSPORTATION ARRANGEMENTS

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 1997, 1996 and 1995, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 1997, 1996 and 1995 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,899,000, $2,068,000 and $2,160,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

NET PROFITS INTERESTS

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson's Bend Field production attributable to the Trust did not meet the Volume Limitation during the three years ended December 31, 1997 and is not expected to do so in the future.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.

                          TORCH ENERGY ROYALTY TRUST

VOLATILITY OF OIL AND GAS PRICES

The Trust's cash distributions, operating results and the value of the Net Profits Interest are substantially dependent on prices of gas and, to a lesser extent, oil. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond control of Torch. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the Trust's revenues, cash distributions and value of the Net Profits Interests.

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell its oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

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

COMPETITION AND MARKETS

The Trust's distributions are dependent on gas production and prices and, to a lesser extent, oil production and prices from the Underlying Properties. The gas industry is highly competitive in all of its phases. In marketing production from the Underlying Properties, TEMI encounters competition from major gas companies, independent gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than TEMI. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels.

                          TORCH ENERGY ROYALTY TRUST


Crude oil and natural gas supplies are currently abundant relative to demand in the worldwide markets for those commodities. Market prices are typically volatile as a result of uncertainties caused by world events. Demand for natural gas production has historically been seasonal in nature, and prices for gas fluctuate accordingly. Such price fluctuations will directly impact Trust distributions, estimated reserve attributable to the Trust and estimated future net revenues from Trust reserves.

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

                          TORCH ENERGY ROYALTY TRUST

ENVIRONMENTAL REGULATION

Activities on the Underlying Properties are subject to existing Federal, state and local laws, rules and regulations which govern health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an unanticipated event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. Torch has informed the Trust that it cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyances, any costs or expenses incurred by TRC or Velasco in connection with environmental liabilities, to the extent arising out of or relating to activities occurring on, or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1993, will be borne by TRC or Velasco and not the Trust and will not be deducted in calculating Net Proceeds and will, therefore, not reduce amounts payable to the Trust.

ITEM 2.  PROPERTIES

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

Robinson's Bend Field. The Underlying Properties include an average 42.7% working interest (31.8% net revenue interest) in 395 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately $1.05, $1.03 and $1.01 per MMBtu in 1997, 1996 and 1995, respectively. This rate is adjusted annually for inflation. All of the wells in the Robinson's Bend Field are operated by a subsidiary of Torch.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf, less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). During 1997, 1996 and 1995, gross production from the Underlying Properties in the Robinson's Bend Field averaged 774 MMcf, 832 MMcf and 930 MMcf per quarter, respectively, and was therefore 19%, 13% and 3%, respectively, less than the Volume Limitation for the year.

In calculating amounts paid to the Trust, lease operating expenses in the Robinson's Bend field are not dedcuted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend field will be reduced substantially. If average prices following 2002 are not substantially greater than gas prices in December 1997, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend field.

Cotton Valley Fields.     The Underlying Properties include an average 52.8%
working interest (40.7% net revenue interest) in 45 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 will qualify for the Section 29 Tax Credits for productions of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

                          TORCH ENERGY ROYALTY TRUST


Austin Chalk Fields.     The Underlying Properties include an average of 17.6%
working interest (13.7% net revenue interest) in 90 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 will qualify for the Section 29 Credits for tight sands gas. A subsidiary of Torch operates eight wells in the Austin Chalk Fields. A majority of the wells in the Austin Chalk Fields are operated by Union Pacific Resources Corporation.

WELL COUNT AND ACREAGE SUMMARY

The following table shows, as of December 31, 1997, the gross and net interest in oil and gas wells for the Underlying Properties:

                                                          Gas Wells                                     Oil Wells
                                         -----------------------------------------     -----------------------------------------
                                                 Gross                   Net                   Gross                   Net
                                         -------------------     -----------------     -------------------     -----------------
Chalkley Field..........................                   6                   1.5                     ---                   ---
Robinson's Bend Field...................                 395                 175.3                     ---                   ---
Cotton Valley Fields....................                  45                  23.6                     ---                   ---
Austin Chalk Fields.....................                  41                   7.8                      49                   8.6
                                         -------------------     -----------------     -------------------     -----------------
     Total..............................                 487                 208.2                      49                   8.6
                                         ====================    =================      ==================     =================

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 1997. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                             Acreage
                                         ----------------------------------------------
                                                  Gross                     Net
                                         ---------------------     --------------------
Chalkley Field.........................                  2,152                      425
Robinson's Bend Field..................                 33,481                   14,307
Cotton Valley Fields...................                  6,650                    4,162
Austin Chalk Fields....................                 34,642                    6,414
                                         ---------------------     --------------------
     Total.............................                 76,925                   25,308
                                         =====================     ====================

                          TORCH ENERGY ROYALTY TRUST


OIL AND GAS SALES PRICES AND PRODUCTION COSTS

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating net profits income and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to 1997, 1996 and 1995 cash distributions received by Unitholders (derived from production during the twelve months ended September 30, 1997, 1996 and 1995, respectively).

                                                                         Chalkley, Cotton Valley
                                                                         and Austin Chalk Fields
                                                                   -----------------------------------
                                                                     1997          1996         1995
                                                                   -------       -------       -------
Production:
     Gas (MMcf)..............................................        6,186         8,217        10,764
     Oil (Mbbl)..............................................          107           149           210

Weighted average lifting cost per Mcfe.......................       $ 0.26        $ 0.20       $  0.18
Weighted average taxes on production per Mcfe................       $ 0.09        $ 0.07       $  0.08
Weighted average sales price (b)
     Gas ($/Mcf).............................................       $ 1.92        $ 1.71       $  1.72
     Oil ($/Bbl).............................................       $17.06        $17.10       $ 15.89

                                                                          Robinson's Bend Field
                                                                   -----------------------------------
                                                                     1997          1996         1995
                                                                   -------       -------       -------
Production:
     Gas (MMcf)..............................................        3,149         3,415         3,804
     Oil (Mbbl)..............................................          ---           ---           ---

Weighted average lifting cost per Mcfe.......................       $  ---(a)     $  ---(a)    $   ---(a)
Weighted average taxes on production per Mcfe................       $ 0.09        $ 0.11       $  0.07
Weighted average sales price (b)
     Gas ($/Mcf).............................................       $ 1.61        $ 1.40       $  1.46
     Oil ($/Bbl).............................................       $  ---        $  ---       $   ---

(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003. Average lifting costs per Mcfe were $2.27, $2.35 and $2.86, respectiely, during 1997, 1996 and 1995, in the Robinson's Bend Field.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matter was submitted to the Unitholder for a vote in 1997.

                          TORCH ENERGY ROYALTY TRUST


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At February 24, 1998, there were 8,600,000 Units outstanding and approximately 730 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and the amount of quarterly cash distributions per Unit made by the Trust:

                                                                                                              Cash
                                                                High                    Low               Distributions
                                                        -------------------     -----------------     --------------------
Quarter ended March 31, 1996                                        $14.125               $ 8.750                    $.535
Quarter ended June 30, 1996                                         $10.875               $ 8.000                    $.492
Quarter ended September 30, 1996                                    $10.375               $ 9.125                    $.482
Quarter ended December 31, 1996                                     $12.000               $ 9.875                    $.436

Quarter ended March 31, 1997                                        $11.625               $10.250                    $.514
Quarter ended June 30, 1997                                         $10.875               $10.250                    $.465
Quarter ended September 30, 1997                                    $10.750               $ 8.750                    $.359
Quarter ended December 31, 1997                                     $ 9.125               $ 5.500                    $.352

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per Unit amounts)




                                                                                                                  November 24, 1993
                                                                                                                       (Date of
                                                           Year Ended December 31,                                    Inception)
                                ---------------------------------------------------------------------------               to
                                      1997                1996                1995                1994            December 31, 1993
                                ---------------     ---------------     ---------------     ---------------      ------------------
Net profits income                     $ 15,183            $ 17,381            $ 22,427            $ 30,039                $    ---
Distributable income (loss)            $ 14,525            $ 16,722            $ 21,787            $ 29,282                $   (168)

Distributions declared                 $ 14,534            $ 16,727            $ 21,758            $ 29,300                $    ---
Distributable income
 (loss) per Unit                       $   1.69            $   1.94            $   2.53            $   3.40                $   (.02)


Distributions per Unit                 $   1.69            $   1.95            $   2.53            $   3.41                $    ---
Total assets (at end of
 period)                               $100,845            $121,526            $137,179            $157,593                $180,601


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

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

                          TORCH ENERGY ROYALTY TRUST


OUTLOOK

As the Trust's administrative services provider, Torch plans to upgrade all major financial and administrative systems to ensure that such systems are Year 2000 compliant. The Year 2000 problem results from data storage of date information truncating in two places (i.e. 1998 stored as 98). Currently, all programs storing year information as such recognize the Year 2000 as 00 (or
1900). Torch has implemented a Year 2000 project to identify all critical non-Year 2000 compliant systems and convert or upgrade all such systems to Year 2000 compliant. Torch does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have any impact on the Trust's future financial results or operations. At this time, Torch does not expect the Year 2000 issue to have a significant operational impact.

RESULTS OF OPERATIONS

DISCUSSION OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds to the Trust for the years ended December 31, 1997, 1996 and 1995 is derived from actual oil and gas production from October 1, 1996 through September 30, 1997, October 1, 1995 through September 30, 1996 and October 1, 1994 through September 30, 1995, respectively. The following tables set forth, for the Underlying Properties, oil and gas sales attributable to distributions received by Unitholders during the three years ended December 31, 1997.

                                                                 Bbls of Oil
                                   ----------------------------------------------------------------------
                                            1997                      1996                    1995
                                   ---------------------     --------------------     -------------------

Chalkley Field                                    40,260                   61,694                  92,783
Robinson's Bend Field                                ---                      ---                     ---
Cotton Valley Fields                               6,157                    7,607                   7,506
Austin Chalk Fields                               60,236                   79,289                 109,740
                                   ---------------------     --------------------     -------------------

Total                                            106,653                  148,590                 210,029
                                   =====================     ====================     ===================

                                                                  Mcf of Gas
                                   ----------------------------------------------------------------------
                                                    1997                     1996                    1995
                                   ---------------------     --------------------     -------------------

Chalkley Field                                 4,195,263                5,713,920               7,418,779
Robinson's Bend Field                          3,148,834                3,415,346               3,804,316
Cotton Valley Fields                           1,385,461                1,734,783               2,215,055
Austin Chalk Fields                              605,455                  768,023               1,129,829
                                   ---------------------     --------------------     -------------------

Total                                          9,335,013               11,632,072              14,567,979
                                   =====================     ====================     ===================

For the year ended December 31, 1997, net profits income was $15,183,000, as compared to $17,381,000 and $22,427,000 for the same periods in 1996 and 1995, respectively. Such decreases are primarily due to normal declines in oil and gas production attributable to the Underlying Properties, partially offset by higher average gas prices paid to the Trust during 1997.

Gas production attributable to the distributions received by Unitholders during the year ended December 31, 1997 was 9,335,013 Mcf, as compared to gas production of 11,632,072 Mcf and 14,567,979 Mcf for the same periods in 1996 and 1995, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 1997 was 106,653 Bbls as compared to 148,590 Bbls and 210,029 Bbls for the same periods in 1996 and 1995, respectively.

During 1997, five infill wells were drilled and commenced production. Infill well production totaled 2,075 barrels of oil and 274,577 Mcf of gas during the year ended December 31, 1997. Distributions

                          TORCH ENERGY ROYALTY TRUST


received by Unitholders during 1997 were not impacted by these wells as gross proceeds did not exceed costs and expenses for each of the infill wells.

The average price paid to the Trust for gas during the year ended December 31, 1997 was $1.91 per MMbtu as compared to 1.70 per MMBtu for each of the years ended December 31, 1996 and 1995. The average price paid to the Trust for oil during the years ended December 31, 1997, 1996 and 1995 was $17.06, $17.10 and $15.89 per Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1997, TEMI had no accumulated Price Credits. Net Price Credits in the amount of $317,000 and $2,305,000 were deducted in calculating the purchase price related to distributions during 1997 and 1996, respectively. During 1995, TEMI accumulated price credits of $2,155,000.

Lease operating expenses and capital expenditures deducted in calculating distributions during the years ended December 31, 1997, 1996 and 1995 totaled $1,898,000, $2,081,000 and $2,345,000, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the Net Proceeds from the Robinson's Bend Field prior to January 1, 2003. Severance tax deducted in calculating distributions during the years ended December 31, 1997, 1996 and 1995 totaled $860,000, $1,000,000 and $1,163,000, respectively, for all four fields.

General and administrative expenses during the years ended December 31, 1997, 1996 and 1995 amounted to $678,000, $684,000 and $676,000, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $14,525,000, or $1.69 per Unit, for the year ended December 31, 1997 as compared to $16,722,000, or $1.94 per Unit, and $21,787,000, or $2.53 per Unit, for the same periods in 1996 and 1995, respectively. Total cash distributions of $14,534,000, or $1.69 per Unit, were made during the year ended December 31, 1997 as compared to $16,727,000, or $1.95 per Unit, and $21,758,000, or $2.53 per Unit, for the same periods in 1996 and 1995, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 1997, 1996 and 1995, totaled approximately $.41, $.44 and $.49 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits received by the Trust during the years ended December 31, 1997, 1996, and 1995, derived from production sold during the twelve months ended September 30, 1997, 1996 and 1995, respectively, was computed as shown in the following table (in thousands):

                                                                     Year Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                              1997                                1996                             1995
                               ----------------------------------  ------------------------------  -------------------------------
                                Chalkley,                            Chalkley,                       Chalkley,
                                 Cotton                               Cotton                          Cotton
                               Valley and                           Valley and                     Valley and
                                 Austin      Robinson's               Austin     Robinson's           Austin    Robinson's
                                 Chalk         Bend                    Chalk        Bend              Chalk        Bend
                                 Fields        Field        Total      Fields       Field    Total    Fields       Field    Total
                               ----------   ----------   ---------  ----------  ---------- --------- ---------- ----------  -------
Oil and gas revenues              $13,694       $4,807                 $16,601      $4,554              $21,899   $  4,967
                                ---------   ----------              ----------  ----------           ----------   --------
Direct operating expenses:
 Lease operating expenses
  and property tax                  1,801           --(a)                1,778          --(a)             2,147         --(a)
 Severance tax                        593          267                     653         347                  928        235
                                ---------   ----------              ----------  ----------           ----------   --------
                                    2,394          267                   2,431         347                3,075        235
                                ---------   ----------              ----------  ----------           ----------   --------
Net proceeds before
  capital expenditures             11,300        4,540                  14,170       4,207               18,824      4,732
Capital expenditures                   97          ---                     303         ---                  198        ---
                                ---------   ----------              ----------  ----------           ----------   --------
Net proceeds                       11,203        4,540                  13,867       4,207               18,626      4,732
Net profits percentage                 95%         ---                      95%        ---                   95%       ---
                                ---------   ----------              ----------  ----------           ----------   --------

Net profits income              $  10,643       $4,540     $15,183     $13,174      $4,207   $17,381    $17,695   $  4,732   $22,427

                                =========   ==========   =========  ==========  ========== ========= ==========   ========   =======


(a) Lease operating expenses are not deducted in calculating Net Proceeds until January 1, 2003. Lease operating expenses and property taxes were $6,805, $7,623 and $10,323 during 1997, 1996 and 1995, repectively.

                          TORCH ENERGY ROYALTY TRUST


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                 ---------
Independent Auditors' Reports                                                                           16
Statements of Assets, Liabilities and Trust Corpus at December 31, 1997 and 1996                        18
Statements of Distributable Income for the Years Ended December 31, 1997, 1996 and 1995                 19
Statements of Changes in Trust Corpus for the Years Ended December 31, 1997, 1996 and 1995              20
Notes to Financial Statements                                                                           21

                         INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, on the basis of accounting described in Note 2.



/s/ KPMG Peat Marwick LLP
Houston, Texas
March 25, 1998

                          INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
  as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 1996 and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 1996 and its distributable income and changes in trust corpus for each of the two years in the period ended December 31, 1996 on the basis of accounting described in Note 2.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Houston, Texas

March 18, 1997

                          TORCH ENERGY ROYALTY TRUST


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                          ASSETS

                                                                               December 31, 1997              December 31, 1996
                                                                          --------------------------     --------------------------

Cash.................................................................                       $      7                       $      3
Net profits interests in oil and gas properties (net of accumulated amortization of $79,762 and $59,077 at December 31, 1997
 and 1996, respectively).............................................                        100,838                        121,523
                                                                          --------------------------     --------------------------
                                                                                            $100,845                       $121,526
                                                                          ==========================     ==========================



                                       LIABILITIES AND TRUST CORPUS


Trust expense payable................................................                       $    177                       $    164
Trust corpus.........................................................                        100,668                        121,362
                                                                          --------------------------     --------------------------
                                                                                            $100,845                       $121,526
                                                                          ==========================     ==========================



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                                                               Year Ended December 31,
                                                        -------------------------------------------------------------------
                                                                1997                    1996                     1995
                                                        ------------------      -------------------      ------------------
Net profits income...................................              $15,183                  $17,381                 $22,427
Interest income......................................                   20                       25                      36
                                                        ------------------      -------------------      ------------------
                                                                    15,203                   17,406                  22,463
General and administrative expenses..................                  678                      684                     676
                                                        ------------------      -------------------      ------------------
Distributable income.................................              $14,525                  $16,722                 $21,787
                                                        ==================      ===================      ==================
Distributable income per Unit (8,600,000
     Units)..........................................              $  1.69                  $  1.94                 $  2.53
                                                        ==================      ===================      ==================
Distributions per Unit...............................              $  1.69                  $  1.95                 $  2.53
                                                        ==================      ===================      ==================



                The accompanying notes to financial statements
                   Are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST


                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                                                                 Year Ended December 31,
                                                          -------------------------------------------------------------------
                                                                   1997                    1996                    1995
                                                          -------------------      ------------------      ------------------

Trust corpus, beginning of year.........................             $121,362                $137,014                $157,373

Amortization of Net Profits Interests...................              (20,685)                (15,647)                (20,388)

Distributable income....................................               14,525                  16,722                  21,787

Distributions to Unitholders............................              (14,534)                (16,727)                (21,758)
                                                          -------------------      ------------------      ------------------
Trust Corpus, end of year...............................             $100,668                $121,362                $137,014
                                                          ===================      ==================      ==================



                The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST


                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

The Torch Energy Royalty Trust ("Trust") was formed effective October 1, 1993, pursuant to a trust agreement ("Trust Agreement") among Wilmington Trust Company, as trustee ("Trustee"), Torch Royalty Company ("TRC") and Velasco Gas Company, Ltd. ("Velasco") as owners of certain oil and gas properties ("Underlying Properties") and Torch Energy Advisors Incorporated ("Torch") as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters in November 1993.

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

TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Unitholders receive quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties after October 1, 1993. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. Under the Trust Agreement, the Trustee receives the payments attributable to the Net Profits Interests and pays all expenses, liabilities and obligations of the Trust. The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee is entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. The Trustee is entitled to cause the Trust to borrow from any source, including from the entity serving as Trustee, provided that the entity serving as Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgement and the power of sale with or without judicial proceedings; and (iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, must by similar to the terms which the Trustee would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and the Trustee shall by entitled to enforce

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

its rights with respect to any such indebtedness and security interest as if it were not then serving as Trustee.

The Trustee is authorized and directed to sell and convey the Net Profits Interests without Unitholder approval in certain instances as described in the Trust Agreement, including upon termination of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants and agents (including Torch) and to make payments of all fees for services or expenses out of the assets of the Trust.

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 1997, 1996 and 1995 are derived from oil and gas production sold during the twelve-month periods ended September 30, 1997, 1996 and 1995, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

- Distributions to Unitholders are recorded when declared by the Trustee.

- The net carrying value of the Net Profits Interests is limited to the sum of estimated future net cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. If the net cost of the Net Profits Interest exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

the term of the Trust, and the income, deductions and income tax credits relating to Section 29 Credits resulting from such payments are allocated to the Unitholders of record on such date.

4. Distributions and Income Computations

Each quarter the amount of cash available for distribution to Unitholders (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trust distributes the Quarterly Distribution Amount is distributed within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1998, on an Mcfe basis), the Specified Prices are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices. The Specified Price per MMBtu during the three years ended December 31, 1997 ranged from $1.81 to $1.84 and received weightings of approximately 40% to 70%. Thereafter, the Specified Price for gas receives a weighting of approximately 10% and less and increases each year from $1.85 per MMBtu in 1998 to $1.89 in 2000.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $317,000 and $2,305,000 were deducted in

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

calculating the purchase price related to distributions during 1997 and 1996, respectively. Price Credits aggregating $2,155,000 were accumulated during 1995. TEMI had no accumulated price credits as of December 31, 1997. In addition, if the Index Price for gas exceed $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") from the purchase price. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1997, 1996 and 1995 were $20,401,000, $23,223,000 and
$29,025,000, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 1997, 1996 and 1995, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 1997, 1996 and 1995 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,899,000, $2,068,000 and $2,160,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $182,000, $181,000, and $180,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

accordance with the Conveyance, no overhead fees were deducted in calculating the Net Proceeds from the Robinson Bend properties.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $366,000 were paid by the Trust to Torch in each of the years ended December 31, 1997 and 1996. Such fees were $356,000 during the year ended December 31, 1995.

On September 30, 1996, Torch Acquisition Company, a company formed by executive management of Torch, acquired all of the outstanding shares of capital stock of Torch from United Investors Management Company ("United"), a subsidiary of Torchmark Corporation. Immediately prior to this transaction, Torch distributed all of the outstanding capital stock of TRC to United. None of the obligations of Torch or TRC to the Trust were changed as a result of such transfers and Torch believes that such transfers have not and will not adversely affect the Trust or the Unitholders.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 1997, 1996 and 1995. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

6. Supplemental Oil and Gas Information (Unaudited)

Total proved oil and gas reserves attributable to the Net Profits Interests are primarily based upon reserve reports prepared by T.J. Smith and Company, Inc., Ryder Scott Company and H.J. Gruy and Associates, Inc., independent reserve engineers. Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. In accordance with terms of the Robinson's Bend Field Conveyance, no operating or developing costs prior to January 1, 2003 were deducted from the Robinson's Bend Field future net revenues.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Reserve Quantities:

The following table sets forth the estimated total and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 1997, 1996 and 1995, based on reserve reports prepared by independent petroleum consultants. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 1997 were 42.0 billion cubic feet equivalent ("Bcfe") compared to 1996 year-end reserves of 58.2 Bcfe. The reduction in reported reserves includes 1997 production of 7.5 Bcfe and a negative reserve revision of 8.7 Bcfe. The Trust's 8.7 Bcfe reserve revision was composed primarily of revisions to the Chalkley Field (3.8 Bcfe) and the Cotton Valley Fields (3.6 Bcfe), resulting from steeper decline curves used to estimate reserves at year-end 1997.

In addition, a negative reserve revision for the Robinson's Bend Field (1.0
Bcfe) was attributable to lower year-end 1997 pricing. The December 1997 year-end NYMEX price (defined below) for natural gas was $2.68 per MMBtu in 1997, compared to $3.70 for the same period in 1996. The NYMEX price represents the average settlement price of the natural gas futures contracts on the New York Mercantile Exchange for the last three trading days of the corresponding month's contract. The Trust's interest in the Robinson's Bend Field does not bear operating costs until 2003, at which time cash flows from the Robinson's Bend Field will be reduced substantially by the deduction of operating expenses. If natural gas prices after 2002 do not substantially exceed prices received at year end 1997, the Trust anticipates that all of the cash flows from the Robinson's Bend properties will be used to pay operating expenses and, as a result, the Trust will not receive net profits payments attributable to the Robinson's Bend field.


           Description                           1997                           1996                            1995
---------------------------------    --------------------------     --------------------------     ---------------------------
                                          Oil            Gas             Oil            Gas             Oil             Gas
                                        (Mbbl)          (MMcf)         (Mbbl)          (MMcf)          (Mbbl)          (MMcf)
                                     ----------     -----------     ----------     -----------     -----------     -----------
Proved reserves at beginning of             293          56,455            349          63,725             411          81,991
 year
Revisions                                   (42)         (8,474)            35             428              58          (7,016)
Extensions and discoveries                  ---             ---              4           1,500             ---             ---
Production                                  (49)         (7,177)           (95)         (9,198)           (120)        (11,250)
                                     ----------     -----------     ----------     -----------     -----------     -----------
Proved reserves at end of year              202          40,804            293          56,455             349          63,725
                                     ==========     ===========     ==========     ===========     ===========     ===========

Proved developed reserves at
 beginning of year                          270          51,027            332          60,342             399          79,607
                                     ==========     ===========     ==========     ===========     ===========     ===========


Proved developed reserves at end
 of year                                    191          38,359            270          51,027             332          60,342
                                     ==========     ===========     ==========     ===========     ===========     ===========

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 1997, 1996 and 1995 are presented in the following table:

                                                                                                    December 31,
                                                                                ------------------------------------------------
                                                                                    1997                1996            1995
                                                                                ------------    ---------------   --------------
Future cash inflows                                                                 $121,836           $241,221         $192,513
Future costs and expenses                                                            (27,536)           (81,239)         (58,640)
                                                                                ------------    ---------------   --------------
Net future cash flows                                                                 94,300            159,982          138,873
Discount at 10% for timing of cash flows                                             (29,671)           (63,957)         (50,112)
                                                                                ------------    ---------------   --------------
Present value of future net cash flows for proved reserves                          $ 64,629           $ 96,025         $ 83,761
                                                                                ============    ===============   ==============


The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 1997, 1996 and 1995:

                                                                                               Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                    1997                1996            1995
                                                                                ------------    ---------------   --------------
Balance at beginning of year                                                        $ 96,025           $ 83,761         $ 91,374
Production                                                                           (14,756)           (17,213)         (21,197)
Accretion to discount                                                                  9,603              8,376            9,137
Extensions and discoveries                                                              ----              1,773              ---
Revision of prior-year estimates, change in prices
        and other                                                                    (26,243)            19,328            4,447
                                                                                ------------    ---------------   --------------
Balance at end of year                                                              $ 64,629           $ 96,025         $ 83,761
                                                                                ============    ===============   ==============


Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, "Disclosure about Oil and Gas Producing Activities." The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest for qualifying coal seam and tight sand production at December 31, 1997, 1996, and 1995. Such estimates are based upon the production estimates set forth in the reserve reports prepared by independent reserve engineers. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of approximately $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of approximately $1.05, $1.03 and $1.01 per MMBtu for 1997, 1996 and 1995, respectively.


                                                                                                    December 31,
                                                                                ------------------------------------------------
                                                                                    1997                1996            1995
                                                                                ------------    ---------------   --------------
Undiscounted                                                                         $13,974           $ 17,391          $21,746
                                                                                ============    ===============   ==============
Discounted present value at 10%                                                      $10,739           $ 12,863          $15,525
                                                                                ============    ===============   ==============

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

7.  Quarterly Financial Data (Unaudited - in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                                                                                Distributable
                                                            Net Profits               Distributable                 Income
                                                              Income                     Income                    Per Unit
                                                     -----------------------     ---------------------     ----------------------
Quarter ended March 31, 1997....................                     $ 4,579                   $ 4,417                      $0.51
Quarter ended June 30, 1997.....................                       4,162                     3,994                       0.46
Quarter ended September 30, 1997................                       3,252                     3,087                       0.36
Quarter ended December 31, 1997.................                       3,190                     3,027                       0.36
                                                     -----------------------     ---------------------     ----------------------
                                                                     $15,183                   $14,525                      $1.69
                                                     =======================     =====================     ======================
Quarter ended March 31, 1996....................                     $ 4,747                   $ 4,605                      $0.53
Quarter ended June 30, 1996.....................                       4,411                     4,226                       0.49
Quarter ended September 30, 1996................                       4,334                     4,189                       0.49
Quarter ended December 31, 1996.................                       3,889                     3,702                       0.43
                                                     -----------------------     ---------------------     ----------------------
                                                                     $17,381                   $16,722                      $1.94
                                                     =======================     =====================     ======================

                          TORCH ENERGY ROYALTY TRUST


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During February 1998 the firm of Deloitte & Touche LLP was replaced as the Trust's principal independent accountant and auditors to audit all the Trust's financial statements with the firm of KPMG Peat Marwick LLP. The Trust does not and has not during the past three years had disagreements with Deloitte & Touche LLP concerning their audit or the application of accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

FEES TO TORCH. Torch will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services related to the Net Profits Interests as described below in "Item 13 - Administrative Services Agreement."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 10, 1998, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into the Administrative Services Agreement effective October 1, 1993. The following summary of certain provisions of the Administrative Services

                          TORCH ENERGY ROYALTY TRUST

Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Administrative Services Agreement.

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $366,000 were paid by the Trust to Torch in each of the years ended 1997 and 1996. Such fees were $356,000 during the year ended December 31, 1995.

Marketing Arrangement

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1997, TEMI had no accumulated Price Credits. Net Price Credits in the amount of $317,000 and $2,305,000 were deducted in calculating the purchase price related to distributions during 1997 and 1996, respectively. During 1995, TEMI accumulated Price Credits of $2,155,000.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1997, 1996 and 1995 were $20,401,000, $23,223,000 and
$29,025,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 to the 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 1997, 1996 and 1995, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the 12 months ended September 30, 1997, 1996 and 1995 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,899,000, $2,068,000 and $2,160,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)  1. Financial Statements:

     Torch Energy Royalty Trust
       Independent Auditors' Reports
       Statements of Assets, Liabilities and Trust Corpus at December 31, 1997 and 1996
       Statements of Distributable Income for the Years Ended December 31, 1997, 1996 and 1995
       Statements of Changes in Trust Corpus for the Years Ended December 31,
       1997, 1996 and   1995
       Notes to Financial Statements

     Torch Energy Advisors Incorporated and Subsidiaries ("Torch") and Torch's Predecessor ("Predecessor")
       Independent Auditors' Report
       Consolidated Balance Sheet of Torch as of December 31, 1997 and 1996 and the Related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the Period October 1, 1996 through December 31, 1996 Predecessor's Consolidated Statement of Operations, Predecessor's Equity and Cash Flows for the Period January 1, 1996 through September 30, 1996 and for the Year Ended December 31, 1995
       Notes to Consolidated Financial Statements

2. Financial Statement Schedules

  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Exhibits

3. EXHIBIT
   NUMBER EXHIBIT
   ---------------
  4. - Instruments of defining the rights of security holders, including indentures.
  4.1  -  Form of Torch Energy Royalty Trust Agreement.*
  4.2  -  Form of Louisiana Trust Agreement.*
  4.3  -  Specimen Trust Unit Certificate.*
  4.4  -  Designation of Ancillary Trustee.*

 10.   -  Material contracts.
 10.1  -  Purchase Agreement between TRC, Velasco and TEMI.*
 10.2  -  Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*
 10.3  -  Amendment to Gas Gathering Agreement.*
 10.4 - Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*
 10.5  -  Form of Texas Conveyance.*
 10.6  -  Form of Louisiana Conveyance.*

                          TORCH ENERGY ROYALTY TRUST


    10.7  -   Form of Alabama Conveyance.*
    10.8  -   Standby Performance Agreement between Torch and the Trust.*
    10.9  -   Amendment to Water Gathering Contract.*
    10.10 -   First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994).

23. Consents of experts and counsel.
    23.1  -   Consent of T.J. Smith and Company, Inc.
    23.2  -   Consent of H.J. Gruy and Associates, Inc.
    23.3  -   Consent of Ryder Scott Company

Financial Data Schedule

99. Additional Exhibits.
    99.1 Financial Statements of Torch Energy Advisors Incorporated.

* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b) Report on Form 8-K:

    The Trust filed Form 8-K on March 24, 1998 reporting a change in the Trust's certifying accountants.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TORCH ENERGY ROYALTY TRUST

                                    By:  Wilmington Trust Company
                                         Trustee


                                         By:  /s/ Bruce L. Bisson
                                              -------------------
                                              Vice President

  Date:  March 25, 1998

      (The Trust has no directors or executive officers.)

                           TORCH ENERGY ROYALTY TRUST

  Torch Energy Royalty Trust
  1100 North Market Street
  Wilmington, Delaware  19890
  Attention:  Corporate Trust Administration

  Legal Counsel
  Butler & Binion, L.L.P.
  Houston, Texas

  Tax Counsel
  Butler & Binion, L.L.P.
  Houston, Texas

  Auditors
  KPMG Peat Marwick LLP
  Houston, Texas

  Transfer Agent and Registrar
  Wilmington Trust Company
  1100 North Market Street
  Wilmington, Delaware  19890
  Attention:  Corporate Trust Administration

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Torch Energy Advisors Incorporated:

We have audited the accompanying consolidated balance sheets of Torch Energy Advisors Incorporated and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the period October 1, 1996 through December 31, 1996 and the related Predecessor's consolidated statements of operations, predecessor's equity and cash flows for the period January 1, 1996 through September 30, 1996 and for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torch Energy Advisors Incorporated and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows and those of their Predecessor for the year ended December 31, 1997, the period October 1, 1996 through December 31, 1996, the period January 1, 1996 through September 30, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 8, on September 30, 1996, certain members of the Predecessor's management purchased the Predecessor. The consolidated financial statements of the Company reflect assets and liabilities at fair value at the date of the purchase. As a result, the consolidated financial statements of the Company are presented on a different basis than those of the Predecessor and, therefore, are not comparable in all respects.


/s/ KPMG PEAT MARWICK LLP


March 27, 1998
Houston, Texas

             TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            (Amounts in Thousands)

                                    ASSETS
                                    ------

                                                                                    December 31,
                                                                    -------------------------------------------
                                                                      1997                               1996
                                                                    --------                           --------
CURRENT ASSETS:

     Cash and cash equivalents                                      $ 49,900                           $ 26,262
     Accounts receivable - product marketing                          55,588                             70,531
     Accounts receivable - joint interest billing                      7,903                              8,939
     Accounts receivable - oil and gas and other                      23,840                             36,488
     Due from affiliates                                               3,890                              8,648
     Other current assets                                              3,154                              1,683
                                                                    --------                           --------
         Total current assets                                        144,275                            152,551
                                                                    --------                           --------
PROPERTY AND EQUIPMENT, AT COST:

     Oil and gas (successful efforts method)                           6,354                             18,164
     Other fixed assets                                                5,543                              4,843
                                                                    --------                           --------
                                                                      11,897                             23,007

     Accumulated depreciation, depletion and amortization             (2,179)                              (847)
                                                                    --------                           --------
                                                                       9,718                             22,160
                                                                    --------                           --------
DUE FROM AFFILIATES                                                    1,850                                ---

NOTES RECEIVABLE                                                      13,363                              2,000

INVESTMENT IN MARKETABLE SECURITIES                                    1,650                                ---

EQUITY INVESTMENTS                                                     1,928                             12,812

INVESTMENTS AT COST                                                    2,521                                ---

OTHER ASSETS                                                           1,142                                616
                                                                    --------                           --------
                                                                    $176,447                           $190,139
                                                                    ========                           ========

         See accompanying notes to consolidated financial statements.

              TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   (Amounts in Thousands, except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                December 31,
                                                                       ----------------------------
                                                                         1997                1996
                                                                       --------            --------
CURRENT LIABILITIES:

   Accounts payable - product marketing                                $ 56,957            $ 60,025
   Accounts payable - joint interest billing                              3,199              20,762
   Advances from participant                                                666                 741
   Accrued liabilities                                                   24,527              22,060
   Note payable to bank                                                      60                 ---
   Due to affiliates                                                        572               6,161
   Revenue, royalty and production taxes payable                         30,516              42,280
                                                                       --------            --------
       Total current liabilities                                        116,497             152,029
                                                                       --------            --------

OTHER LIABILITIES                                                         7,535               7,452
                                                                       --------            --------

NOTE PAYABLE TO BANK                                                     10,614                 ---
                                                                       --------            --------
SENIOR SUBORDINATED
NOTE PAYABLE - AFFILIATE                                                 25,500              25,500
                                                                       --------            --------

DEFERRED INCOME TAXES                                                       ---                 908
                                                                       --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, par value $1.00, 1,000 shares
    authorized, issued and outstanding                                        1                    1
   Additional paid-in capital                                             1,999                1,999
   Unrealized gain in value of investment in
    equity securities, net                                                  394                  ---
   Retained earnings                                                     13,907                2,250
                                                                       --------             --------
   Total stockholders' equity                                            16,301                4,250
                                                                       --------             --------
                                                                       $176,447             $190,139
                                                                       ========             ========

          See accompanying notes to consolidated financial statements.

              TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Amounts in Thousands)

                                                            Year          October 1,            January 1,          Year
                                                            Ended           through              through            Ended
                                                        December 31,     December 31,         September 30,     December 31,
                                                            1997             1996                  1996             1995
                                                          (Company)        (Company)          (Predecessor)     (Predecessor)
                                                        -----------      ------------         -------------     -------------
REVENUES:

   Oil and gas revenues...............................       $18,522          $ 6,327               $ 9,942          $15,403
   Product marketing, net.............................         5,333            1,726                 8,063           11,512
   Service fees.......................................        26,034            7,110                23,651           18,620
   Overhead fees......................................         8,962            2,356                 9,028           12,603
   Interest and other income..........................         5,328              841                 1,803            1,506
   Net gain on sale of assets.........................           ---              ---                 5,787           10,807
                                                             -------          -------               -------          -------

     Total revenues...................................        64,179           18,360                58,274           70,451
                                                             -------          -------               -------          -------

COSTS AND EXPENSES:

   Oil and gas operating expenses.....................         8,936            2,678                 4,188            3,908
   Depreciation, depletion and amortization...........         2,307              847                 6,553           12,883
   Provision for impairment of oil and gas
     properties.......................................           ---              ---                   ---           16,000
   General and administrative expenses................        37,062           10,116                27,795           34,556
   Interest expense...................................         2,816              588                 1,033            2,404
   Other expense......................................           701               16                 3,120            3,512
                                                             -------          -------               -------          -------

       Total costs and expenses.......................        51,822           14,245                42,689           73,263
                                                             -------          -------               -------          -------

Equity in earnings (loss) of affiliates
   and investees......................................          (159)            (135)                 (179)           1,532
                                                             -------          -------               -------          -------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST..............................        12,198            3,980                15,406           (1,280)

Income taxes (benefit)................................           115            1,267                 2,277           (4,231)

Minority interest.....................................           426              463                   ---              ---
                                                             -------          -------               -------          -------

NET INCOME............................................       $11,657          $ 2,250               $13,129          $ 2,951
                                                             =======          =======               =======          =======

         See accompanying notes to consolidated financial statements.

               TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PREDECESSOR'S EQUITY
 YEAR ENDED DECEMBER 31, 1997 AND OCTOBER 1, 1996 THROUGH DECEMBER 31, 1996 AND
                   JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1996
                        AND YEAR ENDED DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)

                                                                                     UNREALIZED GAIN                    TOTAL
                                                                      ADDITIONAL   (LOSS) IN VALUE OF              STOCKHOLDERS' AND
                                                      COMMON STOCK     PAID-IN    INVESTMENT IN EQUITY  RETAINED    PREDECESSOR'S
                                                     SHARES  AMOUNT    CAPITAL      SECURITIES, NET     EARNINGS        EQUITY
                                                     ------  ------  -----------    ---------------     --------        ------
Balance, January 1, 1995 (Predecessor)............        1   $   1     $ 32,142           $  2,372     $ 42,567       $ 77,082

Unrealized loss in value of investment in
  equity securities (net of deferred  income tax
  benefit of $1,316)..............................      ---     ---          ---             (2,439)         ---         (2,439)

Net income........................................      ---     ---          ---                ---        2,951          2,951
                                                      -----   -----     --------           --------     --------       --------
Balance, December 31, 1995 (Predecessor)..........        1       1       32,142                (67)      45,518         77,594

Unrealized gain in value of investment in
  equity securities (net of deferred  income tax
  expense of $6,265)..............................      ---     ---          ---             11,635          ---         11,635

Parent contribution...............................      ---     ---       10,105                ---          ---         10,105

Cash dividend to Torchmark........................      ---     ---          ---                ---      (35,625)       (35,625)

Distribution of investment in securities..........      ---     ---          ---            (11,568)     (58,212)       (69,780)

Net income........................................      ---     ---          ---                ---       13,129         13,129
                                                      -----   -----     --------           --------     --------       --------
Balance, September 30, 1996  (Predecessor)........        1       1       42,247                ---      (35,190)         7,058

Transfer of equity of Predecessor.................       (1)     (1)     (42,247)               ---       35,190         (7,058)

Issuance of common stock pursuant to
   Management Buyout..............................        1       1        1,999                ---          ---          2,000

Net income........................................      ---     ---          ---                ---        2,250          2,250
                                                      -----   -----     --------           --------     --------       --------
Balance, December 31, 1996 (Company)..............        1       1        1,999                ---        2,250          4,250

Unrealized gain in value of investment in
   equity securities..............................      ---     ---          ---                394          ---            394

Net income........................................      ---     ---          ---                ---       11,657         11,657
                                                      -----   -----     --------           --------     --------       --------
Balance, December 31, 1997 (Company)..............        1     $ 1     $  1,999           $    394     $ 13,907       $ 16,301
                                                      =====   =====     ========           ========     ========       ========

          See accompanying notes to consolidated financial statements.

              TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in Thousands)


                                                              Year       October 1,    January 1,       Year
                                                             Ended        through        through        Ended
                                                          December 31,  December 31,  September 30,  December 31,
                                                              1997          1996          1996           1995
                                                          -----------   -----------   ------------   -----------
                                                           (Company)     (Company)    (Predecessor)  (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                               $ 11,657     $  2,250        $ 13,129      $  2,951
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation, depletion and
      amortization and impairment provision...........         2,307          847           6,553        28,883
     Amortization of deferred revenues................           ---          ---          (2,161)       (2,882)
     Equity in (earnings) loss of affiliates and
      investees.......................................           159          135             179        (1,532)
     Transaction fee..................................        (1,256)         ---             ---           ---
     Minority interest................................           426          463             ---           ---
     Deferred income taxes............................          (908)         908           6,315       (12,241)
     (Gain) loss on sale of oil and gas
      properties......................................           ---          ---          (3,271)          144
     Gain on sale of marketable securities............           ---          ---          (2,516)      (10,951)
   Changes in assets and liabilities:
     Accounts receivable..............................        28,627      (43,896)         13,589        15,007
     Due from affiliates..............................         2,908       24,064         (19,657)      (12,599)
     Other current assets.............................        (1,471)       4,895            (885)       (3,846)
     Accounts payable and accrued liabilities.........       (15,846)      13,846         (19,021)      (33,702)
     Due to affiliates................................        (5,589)      (5,567)         12,069        26,912
     Revenue, royalty and production
      taxes payable...................................       (11,764)         333          17,006         2,670
     Other............................................        (2,496)        (532)        (11,482)       10,479
                                                            --------     --------       ---------      --------
Net cash flows provided by (used in) operating
 activities...........................................      $  6,754     $ (2,254)       $  9,847      $  9,293
                                                            --------     --------       ---------      --------
------------------

          See accompanying notes to consolidated financial statements.

              TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (Amounts in Thousands)


                                                              Year       October 1,    January 1,       Year
                                                             Ended        through        through        Ended
                                                          December 31,  December 31,  September 30,  December 31,
                                                              1997          1996          1996           1995
                                                          -----------   -----------   ------------   -----------
                                                           (Company)     (Company)    (Predecessor)  (Predecessor)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Time deposits........................................    $    ---        $              $ 36,066       $(36,066)
  Acquisition escrow deposit...........................         ---              ---           ---         10,961
  Note receivable from officers........................         826           (2,000)          ---            ---
  Notes receivable.....................................     (11,389)             ---           ---            ---
  Investment in assets held for sale...................         ---              ---           ---         (2,841)
  Proceeds from sale of assets held for sale...........         ---              ---         9,248            ---
  Proceeds from the sale of assets.....................      25,353            1,200        16,335          6,970
  Proceeds from the sale of equity investments.........         ---              ---         4,208        102,166
  Investment in property and equipment.................      (5,572)            (816)      (13,982)        (9,911)
  Investment in equity interests.......................      (1,131)            (389)       (4,448)       (72,086)
  Investments at cost..................................      (2,521)             ---           ---            ---
  Distributions from investments in affiliates.........         644              ---           ---          1,197
  Cash acquired in Management Buyout...................         ---            6,502           ---            ---
  Cash paid to Torchmark in Management Buyout..........         ---          (15,500)          ---            ---
                                                           --------         --------     ---------        -------
Net cash flows provided by (used in)
      investing activities.............................    $  6,210         $(11,003)     $ 47,427        $   390
                                                           --------         --------     ---------        -------

          See accompanying notes to consolidated financial statements.

              TORCH ENERGY ADVISORS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (Amounts in Thousands)

                                                                      Year          October 1,          January 1,          Year
                                                                      Ended           through            through            Ended
                                                                  December 31,     December 31,       September 30,     December 31,
                                                                      1997             1996                1996             1995
                                                                  -----------      ------------      -------------     -------------
                                                                   (Company)        (Company)        (Predecessor)     (Predecessor)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to bank............................       $10,674         $    ---            $    ---       $ 43,400
   Repayment of note payable to bank.............................           ---              ---                 ---        (45,000)
   Repayment of note payable to parent...........................           ---              ---                 ---        (30,000)
   Proceeds from note payable to parent..........................           ---              ---                 ---         30,000
   Payment of dividend to parent.................................           ---              ---             (35,625)           ---
   Parent contribution...........................................           ---              ---              10,105            ---
   Repayment of line of credit to bank...........................           ---              ---              (3,400)           ---
                                                                        -------         --------            --------       --------
Net cash flows provided by (used in)
  financing activities...........................................        10,674              ---             (28,920)        (1,600)
                                                                        -------         --------            --------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...............................................        23,638          (13,257)             28,354          8,083
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD......................................................        26,262           39,519              11,165          3,082
                                                                        -------         --------            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................       $49,900         $ 26,262            $ 39,519       $ 11,165
                                                                        =======         ========            ========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest....................................................       $ 2,338         $    168            $    985       $  6,492
                                                                        =======         ========            ========       ========
     Income taxes................................................       $   797        $  ---               $  5,026       $ (5,137)
                                                                        =======         ========            ========       ========


          See accompanying notes to consolidated financial statements.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   ORGANIZATION
     ------------


     Torch Energy Advisors Incorporated ("TEAI" or the "Company") provides an extensive array of specialized outsourcing services to companies primarily in the energy industry. Services include accounting and finance, information technology, procurement, oil and gas operations, hydrocarbon marketing, and property acquisitions and divestitures. TEAI also provides growth capital, in the form of mezzanine finance and equity capital, to independent oil and gas producers. Since 1981, the Company's clients have included insurance companies, corporate and public pension funds, foundations, endowments, foreign investors and public oil and gas companies. Since inception, the Company has invested approximately $1.6 billion on behalf of the Company and its clients. The Company is headquartered in Houston, Texas, and maintains operational district offices in Texas, Oklahoma, California and Alabama.


     Until September 1996, TEAI (the "Predecessor" when discussing periods prior to September 30, 1996) operated as a single business segment and was a wholly owned subsidiary of Torchmark Corporation ("Torchmark"), an insurance and financial services holding company headquartered in Birmingham, Alabama. On September 30, 1996, certain members of the Predecessor's executive management, through the formation of Management Holding Company ("MHC") and Torch Acquisition Company ("TAC"), purchased TEAI from Torchmark ("the Management Buyout") (See Note 8.) Torchmark retained a warrant for 10% of TAC's common stock on a fully diluted basis. The Management Buyout was recorded using the purchase method of accounting as TEAI's executive management had no ownership in the Predecessor. During 1997, MHC was merged into TAC.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION -

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. The Company's investments in 15 oil and gas partnerships ("partnerships") were accounted for under the equity method due to the Company's ability to exercise significant influence over operating and financial policies of the investees until April 1997 at which time the partnerships were sold to Bellwether Exploration Company ("Bellwether"). All significant intercompany accounts and transactions have been eliminated.


     Effective November 1, 1996 Torch Energy Marketing, Inc. ("TEMI"), a wholly owned subsidiary, formed a limited liability company with an unaffiliated party to conduct gas marketing activities. TEMI acts as a manager and owns a 50% interest in this venture. As the Company effectively controls the venture through management contracts and execution of the day-to-day operating and financial decisions, the activities for this venture are included in the financial statements with the unaffiliated party's interest reflected as minority interest. During 1996, the Company formed two limited liability companies with an unaffiliated party to provide certain management, administrative and support services to a foreign party. The Company owned a 50% interest in both limited liability companies until March 1997 at which time the companies were sold. Prior to March 1997, the activities are consolidated in the financial statements with the unaffiliated parties' interest reflected as minority interest. Effective June 30, 1997, the Company purchased The Procurement Centre ("TPC") to obtain the benefit of TPC's experience and expertise in providing consulting and outsourcing

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     services for the procurement of materials and services, inventory management, logistics and other administrative services. The Company paid $300,000 to obtain a 75% interest in TPC. The activities of TPC subsequent to the acquisition are consolidated in the financial statements with the unaffiliated parties' interest reflected as a minority interest. Prior activities of TPC are not material.

     Torch Energy Finance Fund LPI ("TEFF"), a Texas limited liability partnership, was formed on September 6, 1995 and amended on July 14, 1997 for the purpose of providing growth capital to small and mid-size oil and gas companies for use in acquisition and exploitation opportunities. Torch Energy Finance Company ("TEFC"), a wholly owned subsidiary, serves as the sole general partner (10%) and the Company serves as the sole limited partner (90%). Activities for TEFF are consolidated in the Company's financial statements. Advances to third party oil and gas companies are recorded as notes receivable and equity positions are carried at cost. As per the terms of their equity investments, TEFF does not participate in the day-to-day operating and financial decisions of those parties.


     CASH AND CASH EQUIVALENTS -

     Cash in excess of the Company's daily requirements is generally invested in short-term, highly liquid investments with original maturities of three months or less. Such investments are carried at cost, which approximates fair value and, for purposes of reporting cash flows, are considered to be cash equivalents.


     INVESTMENT IN MARKETABLE SECURITIES -

     Marketable investment securities are classified in three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling such securities in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     The Company has no held-to-maturity or trading securities at December 31, 1997. The Company has available-for-sale securities which are recorded at fair value, with unrealized gains and losses, excluded from earnings and reported as a separate component of the stockholders' equity, net of deferred income taxes.

     Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in earnings and were derived using the specific identification method for determining the cost of securities sold.


     PROPERTY AND EQUIPMENT -

     Oil and gas properties are accounted for on the successful efforts method whereby costs, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves and costs associated with development wells, whether or not productive, are capitalized. Gain or loss is recognized when a property is sold or ceases to produce and is abandoned. Capitalized costs of producing oil and gas properties are amortized using the unit-of-production method based on units of proved reserves as estimated by independent petroleum engineers. Depreciation, depletion and amortization of oil and gas properties on a net equivalent barrel basis, assuming six MCF equal one net equivalent barrel of

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     oil, was $1.12, $1.66, $5.26 and $8.09 during the year ended December 31, 1997, the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, and the year ended December 31, 1995, respectively.

     The Company recognizes an impairment loss when the carrying amount of a long-lived asset exceeds the sum of the estimated undiscounted future cash flow of the asset. The Predecessor reviewed the impairment of proved oil and gas properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. During 1995, a provision of $16 million was charged against operations as a result of the adoption of this policy. The Company incurred no such writedown during the year ended December 31, 1997 or the periods October 1, 1996 to December 31, 1996 and January 1, 1996 to September 30, 1996.

     Costs of acquiring undeveloped oil and gas leases are capitalized and assessed periodically to determine whether an impairment has occurred; appropriate valuation allowances are established when necessary. No such allowance was required during the year ended December 31, 1997, the periods October 1, 1996 to December 31, 1996 and January 1, 1996 to September 30, 1996 and the year ended December 31, 1995.

     Fixed assets are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements, which are recorded at cost, are amortized on a straight-line basis over their estimated useful lives or the life of the lease, whichever is shorter.


     GAS BALANCING -

     The Company uses the entitlement method for recording sales of natural gas. Under the entitlement method of accounting, revenue is recorded based on the Company's net revenue interest in production. Deliveries of natural gas in excess of the Company's net revenue interest are recorded as liabilities and under-deliveries are recorded as assets. Production imbalances are recorded at the lower of the sales price in effect at the time of production or the current market value. At December 31, 1997 and 1996, the Company's liabilities due to gas sales in excess of its entitled share were approximately $.47 million and $3.9 million, respectively, and the receivables for gas sales less than the Company's entitled share were approximately $.53 million and $1.4 million, respectively.


     DERIVATIVES -

     The Company participates in certain crude oil and natural gas price swaps to reduce its exposure to price fluctuations. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange (NYMEX) price and are reported as a component of oil and gas revenues. Gains or losses attributable to the termination of a swap contract treated as a hedge are deferred and recognized in revenue when the hedged crude oil and natural gas are sold. At December 31, 1997, the Company had a deferred gain of $.3 million. There were no deferred gains or losses at December 31, 1996. Oil and gas revenues and product marketing margin were decreased by a total of $2.3 million in 1997, decreased by $.1 million for the period October 1,

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     1996 through December 31, 1996, increased by $.8 million for the period January 1, 1996 through September 30, 1996 and decreased by $.8 million in 1995 as a result of such hedging activity.

     Gains and losses on other derivative financial instruments that qualify as a hedge of firmly committed or anticipated purchases and sales of oil and gas commodities are deferred and recognized in income when the related hedged transaction occurs. Gains or losses on derivative financial instruments that do not qualify as a hedge are immediately recognized in income.


     MAJOR CUSTOMER -

     One customer accounted for 26% and a different customer accounted for 18.5% of the gross gas marketing revenues during the year ended December 31, 1997 and the period October 1, 1996 through December 31, 1996, respectively. There were no customers that accounted for more than 10% of the Company's gross gas marketing revenues for the period January 1, 1996 through September 30, 1996 and the year ended December 31, 1995. Revenues from two customers, Bellwether and Nuevo Energy Company ("Nuevo"), include $29 million and $6.6 million in service and overhead fees for the year ended December 31, 1997 and the period October 1, 1996 through December 31, 1996, respectively. The Company does not believe that it is dependent upon any particular customer for sales of oil and gas. Management services contracts with Bellwether and Nuevo extend through the end of 2000 and 1999, respectively. The loss of one or both of these contracts would have a material effect on the Company.


     INCOME TAXES -

     Effective in 1997, TEAI and its subsidiaries elected to be treated as qualified subchapter S subsidiaries under Section 1361 (b) (3) of the Internal Revenue Code of 1986. The effect of the election is that TAC will file an S corporation tax return that includes TEAI and subsidiaries. Each TAC stockholder is responsible for reporting its share of taxable income or loss and no federal income taxes are recorded by the Company, except for a tax on excess net passive income and certain built-in gains, if applicable.

     Prior to the consummation of the Management Buyout, the Predecessor and its subsidiaries were included in Torchmark's consolidated Federal income tax return. Income taxes were recorded as if the Predecessor and its subsidiaries filed a separate return and the Predecessor and its subsidiaries received a current benefit to the extent their losses were used in Torchmark's consolidated tax return. Taxes on income were reduced by utilizable tax credits in Torchmark's consolidated tax return. For the applicable reporting period prior to 1997, deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period the change occurs.


     RECLASSIFICATIONS -

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     USE OF ESTIMATES -

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     NOTE RECEIVABLES -

     On December 31, 1995, the Predecessor was issued a non-interest bearing note of approximately $18 million from Torchmark to replace an intercompany obligation of an affiliate. The note was forgiven by the Predecessor as a result of the Management Buyout.


     ASSET MANAGEMENT -

     The Company provides management services relating to oil and gas operations for affiliated entities and investees, including oil and gas limited partnerships. Bellwether and Nuevo were affiliates of the Predecessor. In accordance with the management agreements, the Company provides various accounting and administrative services for a fixed or variable fee. In addition, the Company receives additional compensation for services related to property or corporate acquisitions or divestitures. The Company's total management fees received from related parties amounted to $1.8 million and $2.8 million for the year ended December 31, 1997 and the period October 1, 1996 through December 31, 1996, respectively. The Predecessor's total management fees received from related parties amounted to $23.7 million (includes $8 million related to Nuevo's purchase of Unocal California properties) and $18.6 million for the period January 1, 1996 through September 30, 1996, and the year ended December 31, 1995, respectively.

     In the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses on behalf of related parties and from charging management fees under the terms of the respective management and administrative agreements. Such amounts are settled on a regular basis, generally monthly.


     PRODUCT MARKETING -

     The Company markets oil and natural gas production for properties in which related parties own interests. The Company's marketing fee ranges from .5% to 3% of revenues; such charge is customary within the oil and gas industry. Such revenues amounted to $4.7 million, $.8 million, $4.0 million and $2.7 million for the year ended December 31, 1997, the periods October 1,1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, and the year ended December 31,1995, respectively.


     WELL OPERATIONS -

     The Company operates properties in which related parties own interests. These entities are charged for all customary expenses and cost reimbursements associated with such activities on the same basis as third

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     parties. Operators overhead charged to affiliates for the year ended December 31, 1997, the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, and the year ended December 31, 1995 for these activities was $3.6 million, $1.2 million, $5.7 million and $7.4 million, respectively.


     OTHER -

     Interest expense paid to Torchmark totaled $.6 million and $1.2 million for the period January 1, 1996 through September 30, 1996, and for the year ended December 31, 1995. No interest expense was paid to related entities for the year ended December 31, 1997 and the period October 1, 1996 through December 31, 1996.


4.   INCOME TAXES
     ------------

     The Company's and Predecessor's income tax provision for the year ended December 31, 1997, the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, and the year ended December 31, 1995 is comprised of the following (amounts in thousands):


                                                               Year          October 1,          January 1,          Year
                                                               Ended           through            through            Ended
                                                           December 31,     December 31,       September 30,     December 31,
                                                               1997             1996                1996             1995
                                                           ------------     -----------        -------------     -------------
                                                             (Company)        (Company)        (Predecessor)     (Predecessor)
Current income tax expense (benefit)
    Federal(1).....................................              $  548           $  307             $(4,248)        $  7,576
    State..........................................                 475               52                 210              434
                                                                 ------           ------             -------         --------
                                                                  1,023              359              (4,038)           8,010
                                                                 ------           ------             -------         --------
Deferred income tax expense (benefit)
     Federal.......................................                (809)             809               5,747          (12,302)
     State.........................................                 (99)              99                 568               61
                                                                 ------           ------             -------         --------
                                                                   (908)             908               6,315          (12,241)
                                                                 ------           ------             -------         --------
                                                                 $  115           $1,267             $ 2,277         $ (4,231)
                                                                 ======           ======             =======         ========

(1) The 1997 amount relates to revisions of 1996 tax expense estimates.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company's effective income tax rate differed from the statutory tax rate as follows:


                                                             Year          October 1,          January 1,          Year
                                                             Ended           through            through            Ended
                                                         December 31,     December 31,       September 30,     December 31,
                                                             1997*            1996                1996             1995
                                                         -----------      ------------       -------------     -------------
                                                           (Company)        (Company)        (Predecessor)     (Predecessor)
Statutory tax rate                                             ---%              34%                 35%            (35)%
State                                                            3                3                   3              25
Section 29 tax credits                                         ---               (1)                (23)           (335)
Nondeductible travel and entertainment                         ---              ---                 ---               4
Other                                                           (2)             ---                 ---              10
                                                              ----             ----                ----           -----
Effective tax rate                                               1%              36%                 15%           (331)%
                                                              ====             ====                ====           =====

     Included in due to affiliates at December 31, 1997 and 1996 is the Company's current income tax payable of $485,000 and $307,000, respectively, due to TAC.


     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1996 are as follows (amounts in thousands):


                                                             December 31,
                                                                 1996*
                                                             ------------
Oil and gas exploration and
    development costs...................................        $ 898
Oil and gas property sales..............................          ---
Hedge revenue...........................................          ---
Other...................................................          101
                                                                -----
Gross deferred tax liabilities..........................          999
                                                                -----
Assets held for sale....................................          ---
Deferred revenue........................................          ---
Other ..................................................          (91)
                                                                -----
Gross deferred tax assets...............................          (91)
                                                                -----
Net deferred tax liabilities............................        $ 908
                                                                =====

     *Effective January 1, 1997, the Company elected to be treated as a subchapter S corporation (See Note 2).


     The Company has determined that the deferred tax assets are more likely than not to be realized and a valuation allowance for such assets is not required at December 31, 1996.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   INVESTMENTS IN EQUITY SECURITIES
     --------------------------------

     In March 1996, the Predecessor sold 17 million shares of Gulf Canada Resources Ltd. ("Gulf Canada") shares (See Note 9), generating a pre-tax gain of approximately $2.5 million. In April 1996, the Predecessor received 1.3 million Nuevo shares (See Note 9) in exchange for certain California offshore oil properties. In September 1996, the Predecessor's interest in Gulf Canada (consisting of .9 million shares and 5.6 million warrants), Nuevo, and an approximate 1% common stock interest in Bellwether was transferred to Torchmark in connection with the Management Buyout (See
     Note 8). In April 1997, the Company received 150,000 Bellwether shares and a warrant to purchase 100,000 shares for the sale of certain partnerships (See Note 9).

     At December 31, 1997, the Company recorded $.4 million in unrealized gains due to the difference between cost and market value in its investment in Bellwether, resulting in a carrying value of $1.7 million. During the period January 1, 1996 through September 30, 1996, the Company recorded $16.1 million and $1.8 million in unrealized gains in Nuevo and Gulf Canada, resulting in a carrying value at the time of the Management Buyout of $51.8 million and $6.0 million, respectively. At December 31, 1995, the carrying value of the investment in Gulf Canada of $3.9 million included an unrealized loss of $.1 million. Carrying value of the investment in Bellwether approximated fair value for the period January 1, 1996 through September 30, 1996. There were no equity securities for the period October 1, 1996 through December 31, 1996.

     In September 1995, the Predecessor sold its then approximate 14% investment in Nuevo for $34 million, generating a pre-tax gain of approximately $11 million.


6.   NOTES RECEIVABLE
     ----------------

     On April 29, 1997, TEFF was issued a promissory note for up to $12.5 million from TEC Resources, LLC ("TEC") as evidence of TEFF's loan agreement entered into on April 29, 1997 with TEC. An initial advance of the loan was made to TEC on April 29, 1997 for costs and expenses associated with certain oil and gas properties. The loan agreement provides that additional advances be made upon TEC's request at TEFF's sole discretion. Certain oil and gas property, other properties and all subsequently acquired assets of TEC secure the promissory note, which matures on April 28, 2001. On December 31, 1997, the outstanding balance under the loan agreement was $6.8 million. Interest accrues on indebtedness at 10% and is payable quarterly to the extent that there is positive cash flow from TEC's operations for the quarter then ended.

     On July 17, 1997, TEFF was issued a promissory note for up to $5.25 million from NRC Development, LLC ("NRC") and NRC Pipeline, LLC as evidence of TEFF's loan agreement entered into on July 17, 1997 with NRC and NRC Pipeline, LLC. An initial advance of the loan was made to NRC on July 17, 1997 for costs and expenses associated with certain oil and gas properties. The loan agreement provides that additional advances be made upon NRC's request at TEFF's sole discretion. Certain oil and gas property, other properties and all subsequently acquired assets of NRC or NRC Pipeline, LLC secure the promissory note, which matures on July 17, 2002. On December 31, 1997, the outstanding balance under the loan agreement was $4 million. Interest accrues on indebtedness at 15% and is payable quarterly to the extent that there is positive cash flow from NRC's operations for the quarter then ended.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     In December 1996, the Company was issued promissory notes from the Company's officers totaling $2 million. Interest accrues on indebtedness at 8%. Principal and interest payments are due annually through December 31, 2002.


7.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
     --------------------------------------------------

     During the year ended December 31, 1995, employees of the Predecessor were covered by Torchmark's retirement plans, including a defined benefit pension plan and a defined contribution savings plan.

     Net periodic pension costs for the defined benefit plan were calculated on the projected unit credit actuarial cost method. The Predecessor's pension expense was $1.3 million for the year ended December 31, 1995. The savings plan was funded by employee and Predecessor contributions. The Predecessor's contributions for this plan totaled $.6 million for the year ended December 31, 1995.

     Effective January 1, 1996, the Predecessor terminated its participation in the above plans and established a 401(k) retirement plan. During the period January 1, 1996 to September 30, 1996, the Predecessor contributed $1.3 million to the terminated plan leaving a balance of $2.1 million in related accrued pension liabilities. This accrual was reversed into income as the Company has no requirements to contribute future fundings to the terminated plan. The 401(k) retirement plan is funded by employee and Company contributions. Employees may contribute up to 12% of their salaries and the Company matches 50% of employee contributions up to 6%. The Company's contributions to this plan total $.9 million for the year ended December 31, 1997 and $.2 million and $.6 million for the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, respectively. In addition, the Company established a discretionary 401(k) retirement plan. During the first quarter of the year, the Company has the option of contributing up to an additional 3% of each employee's salary for the previous year to the plan. The Company's contributions to this plan total $1 million for the year ended December 31, 1997 and $.3 million and $.9 million for the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996. For both plans, an employee is required to have been employed a minimum of one year by the Company prior to participation. Effective January 1, 1998, the Company waived the minimum one year employment requirement for 401(k) retirement plan participation.


8.   MANAGEMENT BUYOUT
     -----------------

     On September 30, 1996, the Management Buyout occurred whereby certain members of the Company's executive management purchased the Company from Torchmark for $41 million; $25.5 million in the form of a senior subordinated note payable (See Note 12) and $15.5 million in cash. Immediately prior to the Management Buyout, the Predecessor dividended its investments in Nuevo, Gulf Canada and Bellwether and certain other assets to Torchmark (See Note 9) and received a cash contribution from Torchmark for $10.5 million. As a result of this transaction, the Company received working and other interests in oil and gas properties. Predecessor management fees related to the properties conveyed to TEAI were $1.9 million and $2.6 million for the period January 1, 1996 through September 30, 1996 and the year ended December 31, 1995, respectively. In addition, the Company received interests in certain properties in exchange for consideration of up to $7 million, which is payable solely out of production and is contingent upon the properties achieving pricing and profitability thresholds. Based upon current pricing and profitability

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     projections, a liability of $.3 million is recorded at December 31, 1997. No such liability was recorded at December 31, 1996.


9.   ACQUISITIONS AND DISPOSITIONS OF ASSETS
     ---------------------------------------

     On January 25, 1995, through a participation agreement, the Predecessor and an investor group led by the Predecessor closed a $55 million treasury share offering issued by Gulf Canada. The Predecessor purchased 17.9 million Ordinary shares at Can $5.375 (US $3.80) per share and received
     13.75 million warrants to purchase Ordinary shares at Can $6.25 (US $4.42) per share for a total purchase price of $71.5 million.

     In December 1995, the Predecessor entered into a series of transactions which resulted in the sale of 17 million of the Gulf Canada shares to an affiliate of the Predecessor's principal lender for $68 million. In connection with the transaction, the Predecessor had certain performance obligations; $36.1 million of time deposits collaterized the transaction until such obligations were satisfied. In March 1996, the performance obligations were satisfied and the Predecessor recognized a pre-tax gain of approximately $2.5 million upon the sale of the Gulf Canada stock. In September 1996, the remaining .9 million Gulf Canada shares were transferred to Torchmark in conjunction with the Management Buyout.

     In April 1996, the Predecessor received 1.3 million Nuevo shares at $28 per share in exchange for certain California offshore oil properties. A loss of $1.7 million was recognized on this disposition. In September 1996, these shares were transferred to Torchmark in conjunction with the Management Buyout.

     In April 1997, the Company sold its interest in oil and gas properties of certain partnerships, under which the Company was a general partner and provided management services, to Bellwether, a publicly traded oil and gas company for which the Company acts as manager pursuant to a management agreement, and a third party for $18.4 million and $3 million, respectively. In addition, the Company received 150,000 shares of Bellwether common stock valued at $8.375 per share and a warrant to purchase 100,000 shares at $9.90 per share as a fee for advisory services rendered in connection with the sale. During 1997, the Company sold its interest in a gathering company to a third party for $1.8 million.

     During the period January 1, 1996 through September 30, 1996, the Predecessor sold its interest in certain oil and gas properties to a third party for $16.3 million, generating a pre-tax gain of $4.9 million. During 1995, the Predecessor sold its interest in certain oil and gas properties to a third party for $6.6 million.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  OTHER LONG-TERM LIABILITIES
     ---------------------------

     Other long-term liabilities at December 31, 1997 and 1996 consist of the following (amounts in thousands):


                                         1997              1996
                                        ------            ------
Royalties payable..............         $2,086            $2,086
Litigation provision...........          1,107             1,273
Minority interest..............          1,556               493
Other..........................          2,786             3,600
                                        ------            ------
                                        $7,535            $7,452
                                        ======            ======


11.  TORCH ENERGY ROYALTY TRUST
     --------------------------

     The Company serves as sponsor and operator of a majority of the properties in which the Torch Energy Royalty Trust (the "Trust") owns a net profits interest. In connection with the formation of the Trust, the Company entered into an oil and gas purchase contract ("Purchase Contract") which expires on the termination date of the Trust, the earliest of which is January 1, 2003. Under the Purchase Contract, the Company is obligated to purchase all net production attributable to the Trust properties for indexed prices for oil and gas. Such prices are calculated monthly and are generally based on the average spot market prices of oil and gas, adjusted to reflect the terms of a hedge contract ("Hedge Contract"), which expires in the year 2000, to which the Company is a party. The Purchase Contract also provides that a minimum price of $1.70 per MMbtu will be paid by the Company for gas production. During the year ended December 31, 1997, the Company purchased 9,085 MMCF of gas and 93 Mbbls of oil at an average of $2.13 per MCF and $16.40 per Bbl. During the periods October 1, 1996 to December 31, 1996 and January 1, 1996 to September 30, 1996, the Company purchased 2,604 MMCF and 8,488 MMCF of gas, respectively, and 35 Mbbls and 109 Mbbls of oil, respectively, at an average price of $2.06 and $1.80 per MCF, respectively, and $18.17 and $17.40 per Bbl, respectively. During the year ended December 31, 1995, the Company purchased 13,640 MMCF of gas and 188 Mbbls of oil at an average of $1.81 per MCF and $16.10 per Bbl. Under the Hedge Contract, monthly quantities of gas hedged decreased from 575,667 MMbtus of gas in 1995 to 17,250 MMbtus of gas in 2000 and monthly quantities of oil hedged decrease from 7,167 Bbls in 1995 to 167 Bbls in 2000. The price received for gas under the Hedge Contract increases from $1.83 per MMbtu in 1995 to $1.89 per MMbtu in 2000. The price received for oil under the Hedge Contract increases from $19.85 per Bbl in 1995 to $20.20 per Bbl in 2000.

     Additionally, the Company has purchased contracts expiring December 2001 to further limit its exposure to losses under the minimum price obligation Purchase Contract. Under these contracts, monthly quantities hedged decrease from 20,950 MMbtus per day in 1995 to 16,989 MMbtus per day in 2001 with floor pricing ranging from $1.84 to $1.81 per MMbtu.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  DEBT
     ----


     SENIOR SUBORDINATED NOTE PAYABLE - AFFILIATE -


     On September 30, 1996, the Company recorded TAC's $25.5 million Senior Subordinated Note (the "Note") payable to Torchmark as part of the purchase price for the Management Buyout. The Note accrues interest at 9% per annum, payable semiannually, and the principal is due and payable on September 30, 2004.


     LINE OF CREDIT -

     The Company maintains a $13 million credit facility (the "Credit Facility") with a bank. Interest accrues on indebtedness, at the Company's option, at the bank's prime rate if less than 50% of revolver borrowing base is outstanding ($8 million at December 31, 1997), plus .25% if 50% or more, but less than 75% of revolver borrowing base is outstanding or plus .50% if 75% or more of revolver borrowing base is outstanding; or the London Interbank Offered Rate ("LIBOR") plus 1.5% if less than 50% of revolver borrowing base is outstanding, 1.75% if 50% or more, but less than 75% of revolver borrowing base is outstanding or 2% if 75% or more of revolver borrowing base is outstanding (7.47% at December 31, 1997). The Credit Facility contains, among other terms, provisions for the maintenance of certain financial ratios and restrictions on additional debt. Certain oil and gas properties, stock and fixed assets secure the Credit Facility which matures on September 30, 1999. At December 31, 1997 and 1996, there is no outstanding balance under the line of credit.

     On July 16, 1997, TEFF entered into at $90 million credit facility (the "TEFF Facility") with a bank. Ordinary interest accrues on indebtedness, at TEFF's option, at the bank's prime rate plus 0.5% (9% at December 31, 1997) or LIBOR plus 2.0% (7.97% at December 31, 1997) if the loans outstanding are less than or equal to the portfolio base ($4.2 million at December 31, 1997); and at the bank's prime rate plus 5.5% (14% at December 31, 1997) or LIBOR plus 7.0% (12.97% at December 31, 1997) of the portion of loans outstanding in excess of the portfolio base. If the outstanding balance under the TEFF Facility exceeds $75 million, then the ordinary interest rate shall be reduced by 0.5%. In addition to ordinary interest, TEFF accrues interest expense for net cash flow and net sales proceeds earned from investing the TEFF Facility (NCFI). The TEFF Facility provides that NCFI be paid through December 31, 2011 at which time the bank's right to receive NCFI shall terminate. No such interest was incurred for the year ended December 31, 1997. The TEFF Facility contains, among other terms, provisions for the maintenance of certain financial ratios and restrictions on additional debt. All security in the investments currently owned by TEFF or hereafter acquired and proceeds thereof, secure the TEFF Facility, which matures on December 21, 2003. At December 31, 1997, the outstanding balance under the TEFF Facility was $10.6 million at a weighted average interest rate of 11%.

     On November 14, 1997, TPC entered into a $200,000 credit facility (the "TPC Facility") with a bank. Interest accrues on indebtedness at the bank's prime rate (8.5% at December 31, 1997). All accounts receivable currently owned by TPC or hereafter acquired and proceeds thereof, but not the contracts themselves, secure the TPC Facility which matures on November 2, 1998. At December 31, 1997, the outstanding balance under the TPC Facility was $60,000. The TPC Facility's carrying value approximated fair value as this note bears interest at a rate which approximates current market rates.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------


     LITIGATION -

     The Company is involved in certain litigation arising out of the normal course of business, none of which, in the opinion of the Company, will have any material adverse effect on the financial position or results of operations of the Company as a whole. Certain lawsuits to which the Company was a party were assumed by Torchmark as a result of the Management Buyout.


     LEASE OBLIGATIONS -

     Rental expense for operating leases was approximately $1.7 million, $.6 million, $1.6 million and $2.3 million for the year ended December 31, 1997, the periods October 1, 1996 through December 31, 1996 and January 1, 1996 through September 30, 1996, and the year ended December 31, 1995, respectively. Future minimum payments under all noncancellable leases, including amounts allocable to affiliates, having initial terms of one year or more consisted of the following as of December 31, 1997 (amounts in thousands):




                                                 Operating
          Year Ending December 31,                 Leases
          ------------------------       -----------------------
          1998..................         $        1,470
          1999..................                  1,647
          2000..................                  1,639
          2001..................                  1,623
          2002..................                  1,833
          Thereafter............                  7,421
                                                -------
                                                $15,633
                                                =======


14.  FINANCIAL DERIVATIVES
     ---------------------

     The Company has only limited involvement with derivative financial instruments. They are primarily used to manage well-defined commodity price risks.

     The Company uses oil and gas swap agreements to hedge anticipated purchases for pricing commitments of crude oil and natural gas. Under the swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of crude oil and natural gas. At December 31, 1997, the Company had natural gas swap agreements with broker-dealers to exchange monthly payments on notional quantities amounting to 34 million MMBTU over the ensuing 4 years. Under the swap agreements, the Company will realize an average floor price of $1.87 per MMBTU. Under a 16 Mbbl oil swap agreement, the Company will realize a floor price of $20.11 per barrel. At December 31, 1997, the Company also had various swap agreements on notional quantities of 6 million MMBTUs at an average sales price of $2.24 per MMBTU. The Company uses futures contracts to hedge fixed price commitments resulting from its gas marketing activities.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       Determination of Fair Values of Financial Instruments
       -----------------------------------------------------

     Fair value for cash, short-term investments, receivables, other assets and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments and derivative financial instruments at December 31, 1997.


(Amounts in thousands)                             Carrying  Approximate
                                                    Value    Fair Value
                                                   --------  -----------
          Derivative assets:
            Crude Oil price swaps                   $   ---      $    67
            Natural gas price swaps                     ---          129
            Long-term debt (See Note 12)             25,500       25,500
            Line of credit - TEFF (See Note 12)      10,614       10,614
            Line of credit - TPC (See Note 12)           60           60

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial assets but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. Futures contracts are guaranteed settlement by the NYMEX and have nominal credit risk.


15.  DEFERRED REVENUE
     ----------------


     Deferred revenue at December 31, 1995 related to prepaid management fees to be earned in conjunction with the formation of the Trust and a commission related to the Gulf Canada transaction. For the Trust fees, deferred revenue was being amortized, based on estimated production presented in reserve reports, through 2003. For Gulf Canada fees, deferred revenue was being amortized over three years as the Predecessor maintained certain responsibilities under a participation agreement (See Note 9). In conjunction with the Management Buyout, Torchmark was distributed the Gulf Canada stock and assumed the responsibilities under the participation agreement. No deferred revenue was recorded in conjunction with the Management Buyout. Predecessor management fees related to these properties were $2.5 million and $3.2 million for the period January 1, 1996 through September 30, 1996 and the year ended December 31, 1995, respectively.


16.  SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED)
     ------------------------------------------

     OIL AND GAS PRODUCING ACTIVITIES -

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are primarily based upon reserve reports prepared by independent petroleum engineering firms of Gruy Engineering Corporation, H.J. Gruy and Associates, Inc., Ryder Scott Company, and T.J. Smith & Company, Inc. and by in-house reserve engineers. These estimates are inherently imprecise and subject to revisions from time to time.


     Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids (NGL's) were made in accordance with Financial Accounting Standards Board Statement No. 69, "Disclosures

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     about Oil and Gas Producing Activities." The estimates are based on prices in effect at year-end. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Prior to 1997, tax expense was calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL's production. Effective in 1997, the Company is an S-Corporation for income tax purposes and has a zero effective income tax rate (See Note 2). The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.


     COSTS INCURRED -

     The following table sets forth the capitalized costs incurred in oil and gas activities for the years ended December 31, 1997, 1996 and 1995 (amounts in thousands):

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                 1997          1996            1995
                                                             ------------   -----------   ------------
Cost incurred during the year
   Property acquisition..................................       $  ---        $  ---        $  ---
   Exploration...........................................          ---           ---           ---
   Development...........................................        2,739         9,078         2,443
                                                                ------        ------        ------
                                                                $2,739        $9,078        $2,443
                                                                ======        ======        ======

     CAPITALIZED COSTS RELATING TO OIL AND GAS ACTIVITIES -


     The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization (amounts in thousands):


                                                                                             December 31,
                                                                                 -----------------------------------
                                                                                    1997        1996         1995
                                                                                 ----------   ---------    ---------
Capitalized costs:

     Proved properties...........................................                 $ 6,354      $18,164      $22,552
     Unevaluated properties......................................                     ---          ---          ---
                                                                                  -------      -------      -------
     Total capitalized costs.....................................                   6,354       18,164       22,552
     Accumulated depreciation, depletion and
     amortization................................................                  (1,148)        (698)      (7,261)
                                                                                  -------      -------      -------
     Net capitalized costs.......................................                 $ 5,206      $17,466      $15,291
                                                                                  =======      =======      =======

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (AMOUNTS IN THOUSANDS) -


                                                                Year          October 1,        January 1,          Year
                                                                Ended           through          through            Ended
                                                            December 31,     December 31,     September 30,     December 31,
                                                                1997             1996              1996             1995
                                                          --------------     ------------     -------------     -------------
                                                             (Company)         (Company)      (Predecessor)     (Predecessor)
   Revenues from oil and gas producing
    activities............................................       $18,522          $ 6,327           $ 9,942         $ 15,403
   Production costs.......................................        (8,936)          (2,678)           (4,188)          (3,908)
   Depreciation, depletion and
       amortization.......................................        (1,380)            (698)           (3,922)          (9,956)
   Provision on impairment on oil and
       gas properties.....................................           ---              ---               ---          (16,000)
   Income tax provision *.................................           ---           (1,003)             (641)           5,061
                                                                 -------          -------           -------         -------
   Results of operations from producing
       activities (excluding corporate
       overhead and interest costs).......................       $ 8,206          $ 1,948           $ 1,191         $ (9,400)
                                                                 =======          =======           =======         ========

* No income tax provision is recorded in 1997 as the Company elected subchapter S corporation status effective January 1, 1997 (See Note 2).

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESERVES-

The Company's estimated total proved and proved developed reserves of oil and gas for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         1997              1996              1995
                                  -----------------  -----------------  ---------------
                                    Oil      Gas       Oil      Gas      Oil      Gas
                                  (Mbbl)    (Mmcf)   (Mbbl)    (Mmcf)   (Mbbl)  (Mmcf)
                                  -------  --------  -------  --------  ------  -------
Proved reserves at
 beginning of year..............   1,430   122,801    1,294    11,158   3,119   28,287
Purchases of reserves
 in place.......................     ---       ---      226    94,272     ---      ---
Sales of reserves in place......  (1,312)  (10,261)  (2,740)   (2,091)   (654)  (7,144)
Revisions of previous
 estimates......................      (4)   14,539      (75)   (1,609)    118     (957)
Transfer (to)/from assets held
 for sale.......................     ---       ---    3,054    15,556    (806)  (5,056)
Extensions and discoveries......     ---       ---       41    10,714      22      383
Production......................     (67)   (6,974)    (370)   (5,199)   (505)  (4,355)
                                  ------   -------   ------   -------   -----   ------
Proved reserves at end
 of year........................      47   120,105    1,430   122,801   1,294   11,158
                                  ======   =======   ======   =======   =====   ======

Proved developed reserves -
Beginning of year...............   1,141   111,166      992     9,583   2,562   24,251
                                  ======   =======   ======   =======   =====   ======
End of year.....................      38   115,540    1,141   111,166     992    9,583
                                  ======   =======   ======   =======   =====   ======

DISCOUNTED FUTURE NET CASH FLOWS -

The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below (amounts in thousands):

                                      Year Ended December 31,
                               ------------------------------------
                                 1997          1996          1995
                               -------      ---------   -----------
Future cash inflows........   $ 296,161     $ 499,396    $  44,310
Future production costs....    (213,799)     (274,243)     (14,982)
Future development costs...      (3,715)       (8,390)      (2,575)
                              ---------     ---------    ---------
Future net inflows before
 income tax................      78,647       216,763       26,753
Future income taxes*.......        ---        (68,539)      (5,894)
                             ---------      ---------    ---------
Future net cash flows......     78,647        148,224       20,859
10% discount factor........    (40,760)       (75,345)     (6,191)
                             ---------      ---------    --------
Standardized measure of
 discounted future cash
 flows.....................  $  37,887      $  72,879    $ 14,668
                             =========      =========    ========

* No income tax provision is recorded in 1997 as the Company elected subchapter S corporation status effective January 1, 1997 (See Note 2).

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following are the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

                                                Year Ended December 31,
                                            -------------------------------
                                              1997       1996       1995
                                            ---------  ---------  ---------

Standardized measure -
 Beginning of year........................  $ 72,879   $ 14,668   $ 36,483
 Sales, net of production costs...........    (9,586)    (9,403)   (11,495)
 Transfer (to)/from assets held for sale..       ---     23,445     (5,417)
 Purchases of reserves in-place...........       ---     68,698        ---
 Net change in prices and
  production costs........................   (46,379)       406      4,147
 Extensions, discoveries and
  improved recovery, net of future
  production and development costs........       ---      8,008        266
 Changes in estimated future
  development costs.......................      (930)      (786)      (147)
 Development costs incurred during
  the period..............................     2,739      9,078      2,443
 Revisions of quantity estimates..........     4,700       (349)      (271)
 Accretion of discount....................    10,260      1,692      3,648
 Net change in income taxes...............    29,724    (27,467)    (2,257)
 Sales of reserves in-place...............   (26,810)   (18,686)    (8,513)
 Changes in production rates and
  other...................................     1,290      3,575     (4,219)
                                            --------   --------   --------

Standardized measure -
 end of year..............................  $ 37,887   $ 72,879   $ 14,668
                                            ========   ========   ========

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

          The following should be read in conjunction with the consolidated financial statements, and the related notes thereto, of Torch Energy Advisors Incorporated and its subsidiaries (the "Company").

DISCUSSION OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Revenues

          The Company engages in two principal lines of business: providing technical and administrative services to energy companies, primarily through outsourcing arrangements; and providing growth capital to independent oil and gas companies. In addition, the Company also receives revenue from interests it holds in oil and gas properties, most of which were acquired in conjunction with the Management Buyout.

          The Company's service activities, which include accounting and finance, information technology, oil and gas operations and engineering, hydrocarbon marketing, acquisitions and divestitures, and various administrative services, accounted for over 50% of revenues in 1997. Revenues for such service activities are received under various outsourcing and management contracts and classified either as Service Fees or Overhead Fees. Service Fees include payments for management and administrative services, certain hydrocarbon marketing activities, and consulting services as well as transaction fees received for arranging or advising clients on acquisitions, divestitures or financings. The Company also receives substantial fees related to oil and gas field operations and gas plant operations, which it classifies as Overhead Fees. Overhead Fees are a combination of fees paid by clients and reimbursements received from working interest owners customarily paid to the operator of oil and gas properties.

          Service Fees totaled $26.0 million in 1997, up 40% from the 1995 figure of $18.6 million. Fees were down, however, from the 1996 high of $30.8 million due primarily to the $8.0 million transaction fee recorded in 1996 for arranging and advising Nuevo on its nearly $500 million purchase of Unocal's California properties. The Company's contracts for outsourcing and management services differ from contract to contract in how the Company is paid for its services. Certain contracts contain provisions whereby the Company is paid based upon the amount of book assets and operating cash flow of its clients. Others are based upon a set fee or a pricing formula related to the activities performed. As such, Service Fees may fluctuate from year to year based on the level of activity of the Company's clients or other industry and economic factors, such as the level of oil and gas prices. The Company expects to grow Service Fees in future years by adding additional outsourcing contracts with new clients and expanding the level of activities for existing clients.

          Overhead Fees equaled $9.0 million in 1997, down from $11.4 million and $12.6 million in 1996, and 1995 respectively. The reduction in 1997 is primarily due to the acquisition of certain oil and gas property interests in September 1996 for which the Company previously received Overhead Fees from Torchmark. The Company no longer records Overhead Fees related to its management of these properties. To a lesser extent, the 1997 decrease was related to the sale of various non-core properties by clients.

          The Company's principal oil and gas properties relate to production payments obtained in conjunction with the Management Buyout in September 1996. The Company's major properties are coal-seam gas fields

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

located in Alabama and Wyoming. The Company also holds interests in gas fields in Texas and Louisiana. Oil and gas revenues for 1997 were $18.5 million, up 13.5% from 1996 oil and gas revenues of $16.3 million. This increase is mainly attributable to the acquisition of property interests in the Management Buyout, which more than offset the sale of certain oil and gas properties in September 1996 and April 1997 (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements). Oil and gas revenues for 1996 were $16.3 million, up 6% from oil and gas revenues of $15.4 million in 1995. Such increase is mainly attributable to the acquisition of property interests in September 1996 as a result of the Management Buyout, partially offset by the sale of certain oil and gas properties in December 1995 (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements).

          In 1997, the Company provided growth capital to oil and gas companies through TEFF, a fund formed to provide small to mid-size companies with capital for acquisition and exploitation opportunities. TEFF was formed in September 1995, but its resources were expanded in July 1997, when the Company reached an agreement with the Bank of Montreal to provide additional capital for TEFF. The Company records interest income from parties financed by TEFF. In 1997, such revenues totaled $.7 million. Prior to 1997, the Company's financings were structured as equity interest rather than notes.

          The Company also engages in various hydrocarbon marketing and trading activities related to its service business. Revenues for these activities are recorded net of the cost of goods purchased for trading purposes. Net product marketing revenues decreased to $5.3 million in 1997 from $9.8 million and $11.5 million in 1996 and 1995, respectively.

          From time to time, the Company has sold interests in various oil and gas properties and securities. In September 1995, the Company sold its approximate 14% investment in Nuevo for $34 million, generating a pre-tax gain of approximately $11 million. In March 1996, the Company sold 17 million Gulf Canada shares, generating a pre-tax gain of approximately $2.5 million. In April 1996, the Company received 1.3 million Nuevo shares in exchange for certain California offshore oil properties. A loss of $1.7 million was recognized on this disposition. In September 1996, the Company's interest in Gulf Canada and Nuevo was transferred to Torchmark in connection with the Management Buyout. In August 1996 and September 1996, the Company sold its interest in certain oil and gas properties to a third party for $16.3 million, generating a pre-tax gain of $4.9 million. In April 1997, the Company sold its interest in oil and gas properties of certain partnerships to Bellwether for $18.4 million. As a fee for advisory services rendered in connection with the sale, the Company received .15 million shares of Bellwether common stock at $8.375 per share and a warrant to purchase .1 million shares at $9.90 per share. (See Notes 1, 5 and 9 of the Notes to Consolidated Financial Statements).

Expenses

          The Company includes in general and administrative expense all of the personnel and administrative costs of providing services to its clients pursuant to its outsourcing agreements, with the exception of field operating personnel, which are charged directly to the client's operations. Because general and administrative expense includes the cost of client service, the level of expense recorded by the Company from year to year is subject to variability related to client activity level in much the same way as revenue.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

General and administrative expenses totaled $37.1 million, $37.9 million and $34.6 million in 1997, 1996 and 1995 respectively.

          Oil and gas expenses for 1997 totaled $8.9 million, up 29% from $6.9 million in 1996. Such increase is mainly attributable to the receipt of certain oil and gas properties in September 1996 as a result of the Management Buyout offset by the sale of certain oil and gas properties in September 1996 and April 1997 (see Notes 8 and 9 of the Notes to the Consolidated Financial Statements). The average unit production cost per Mcfe in 1997 was $1.21 as compared to an average unit production cost per Mcfe in 1996 of $.92. Oil and gas expenses for 1996 totaled $6.9 million, up 77% from 1995 oil and gas operating expenses of $3.9 million. Such increase is mainly attributable to the receipt of certain oil and gas properties in September 1996 as a result of the Management Buyout offset by the sale of certain oil and gas properties in December 1995 (See Notes 8 and 9 of Notes to Consolidated Financial Statements).

          The Company elected to adopt Statement 121 on December 31, 1995 resulting in a provision of $16 million being charged against operations during 1995 (See Note 2 of the Notes to Consolidated Financial Statements).

          Interest expense increased by 75% to $2.8 million in 1997 from $1.6 million in 1996. Such increase is primarily due to 9% interest recorded on $25.5 million Senior Subordinated Note payable to Torchmark. Interest expense decreased by 33% to $1.6 million in 1996 from $2.4 million in 1995. Such decrease is primarily due to $30 million of borrowings from Torchmark which was outstanding from January to March of 1995.

Equity in Earnings of Affiliates and Investees

            Equity in earnings of affiliates and investees consists of oil and gas partnership interests and other investments.

Minority Interest

          Effective November 1, 1996 Torch Energy Marketing, Inc. (TEMI), a wholly owned subsidiary, formed a limited liability company with an unaffiliated party to conduct gas marketing activities. TEMI acts as a manager and owns a 50% interest in this venture. As the Company effectively controls the venture, the activities are included in the financial statements with the unaffiliated parties interest reflected as minority interest.

          During 1996, the Company formed two limited liability companies with an unaffiliated party to provide certain management, administrative and support services to a foreign party. The Company owned a 50% interest in both limited liability companies until March 1997 at which time the companies were sold. Prior to March 1997, the activities for these ventures were included in the financial statements with the unaffiliated parties interest reflected as minority interest.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

          Effective June 30, 1997, the Company purchased The Procurement Centre ("TPC") to obtain the benefit of TPC's experience and expertise in providing consulting and outsourcing services for the procurement of materials and services, inventory management, logistics and other administrative services. The Company owns a 75% interest in TPC and the activities are included in the financial statements with the unaffiliated parties interest reflected as minority interest.

Net Income

            The foregoing activities resulted in the following net income (amounts in thousands):

                                           1997      1996      1995
                                         --------  --------  ---------
Income (loss) before income taxes and
 minority interest......................  $12,198   $19,386   $(1,280)

Net income..............................  $11,657   $15,379   $ 2,951


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $6.8 million, $7.6 million and $9.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. In each of the years considered, operating cash flows were affected by significant changes in assets and liabilities due to the Company incurring costs, in the ordinary course of business, on behalf of its managed entities. In December 1995, $5.2 million of the Company's oil and gas assets, which exclude the working interests associated with net profit interests owned by certain institutional investment programs and the Trust, were reclassified as oil and gas property held for sale since such assets were contemplated to be sold during 1996. The Company spent $5.6 million, $14.8 million and $9.9 million on investments in property and equipment in 1997, 1996 and 1995, respectively. In April 1997, the Company sold its interest in certain oil and gas properties of certain partnerships to Bellwether and a third party generating $18.4 million and $3 million, respectively, in cash (See Note 9 of the Notes to Consolidated Financial Statements). In August 1996 and September 1996, the Company sold its interest in certain oil and gas properties to a third party generating $16.3 million in cash (See Note 9 of the Notes to Consolidated Statements). In December 1995, the Company recorded a charge of $1.9 million regarding the settling certain offshore oil and gas assets in the Gulf of Mexico. In September 1995, the Company sold its approximate 14% investment in Nuevo generating $34 million in cash (See Note 5 of the Notes to Consolidated Financial Statements).

          The Company spent $2.8 million in 1995 for acquisitions of oil and gas properties sold to institutional investors participating in various current programs or third parties. No such events occurred in 1997 and 1996.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

Financing Activities

          The Company maintains a $13 million credit facility (the "Credit Facility") with a bank. Interest accrues on indebtedness, at the Company's option, at the bank's prime rate if less than 50% of revolver borrowing base is outstanding ($8 million at December 31, 1997), plus .25% if 50% or more, but less than 75% of revolver borrowing base is outstanding or plus .50% if 75% or more of revolver borrowing base is outstanding; or the London Interbank Offered Rate ("LIBOR") plus 1.5% if less than 50% of revolver borrowing base is outstanding, 1.75% if 50% or more, but less than 75% of revolver borrowing base is outstanding or 2% if 75% or more of revolver borrowing base is outstanding (7.47% at December 31, 1997). The Credit Facility contains, among other terms, provisions for the maintenance of certain financial ratios and restrictions on additional debt. Certain oil and gas properties, stock and fixed assets secure the Credit Facility which matures on September 30, 1999. At December 31, 1997 and 1996, there is no outstanding balance under the line of credit.

          On July 16, 1997, TEFF entered into at $90 million credit facility (the "TEFF Facility") with a bank. Ordinary interest accrues on indebtedness, at TEFF's option, at the bank's prime rate plus 0.5% (9% at December 31, 1997) or LIBOR plus 2.0% (7.97% at December 31, 1997) if the loans outstanding are less than or equal to the portfolio base ($4.2 million at December 31, 1997); and at the bank's prime rate plus 5.5% (14% at December 31, 1997) or LIBOR plus 7.0% (12.97% at December 31, 1997) of the portion of loans outstanding in excess of the portfolio base. If the outstanding balance under the TEFF Facility exceeds $75 million, then the ordinary interest rate shall be reduced by 0.5%. In addition to ordinary interest, TEFF accrues interest expense for net cash flow and net sales proceeds earned from investing the TEFF Facility (NCFI). The TEFF Facility provides that NCFI be paid through December 31, 2011 at which time the bank's right to receive NCFI shall terminate. No such interest was incurred for the year ended December 31, 1997. The TEFF Facility contains, among other terms, provisions for the maintenance of certain financial ratios and restrictions on additional debt. All security in the investments currently owned by TEFF or hereafter acquired and proceeds thereof, secure the TEFF Facility, which matures on December 21, 2003. At December 31, 1997, the outstanding balance under the TEFF Facility was $10.6 million at a weighted average interest rate of 11%.

          On November 14, 1997, TPC entered into a $200,000 credit facility (the "TPC Facility") with a bank. Interest accrues on indebtedness at the bank's prime rate (8.5% at December 31, 1997). All accounts receivable currently owned by TPC or hereafter acquired and proceeds thereof, but not the contracts themselves, secure the TPC Facility which matures on November 2, 1998. At December 31, 1997, the outstanding balance under the TPC Facility was $60,000. The TPC Facility's carrying value approximated fair value as this note bears interest at a rate which approximates current market rates.

          On September 30, 1996, the Company recorded a $25.5 million Senior Subordinated Note payable to Torchmark as part of the purchase price for the Management Buyout. This note accrues interest at 9% per annum, payable semiannually, and the principal is due and payable on September 30, 2004.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

Crude Oil and Natural Gas Price Swaps

          The Company uses oil and gas swap agreements to hedge anticipated purchases for pricing commitments of crude oil and natural gas. Under the swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of crude oil and natural gas. At December 31, 1997, the Company had natural gas swap agreements with broker-dealers to exchange monthly payments on notional quantities amounting to 34 million MMBTU over the ensuing 4 years. Under the swap agreements, the Company will realize an average floor price of $1.87 per MMBTU. Under a 16 Mbbl oil swap agreement, the Company will realize a floor price of $20.11 per barrel. At December 31, 1997, the Company also had various swap agreements on notional quantities of 6 million MMBTUs at an average sales price of $2.24 per MMBTU.

Outlook

          The Company has adopted a $10.9 million capital budget for the year ending December 31, 1998 primarily for the recompletion of certain properties, information technology and investments in affiliates. The Company believes its working capital and cash flows provided by operating activities are sufficient to meet these capital commitments.

          The Company plans to upgrade all major financial and administrative systems to ensure that such systems are Year 2000 compliant. The Year 2000 problem results from data storage of date information truncating to two places i.e. 1998 stored as 98. Currently, all programs storing year information as such recognize the Year 2000 as 00 (or 1900). The Company has implemented a Year 2000 project to identify all critical non-Year 2000 compliant systems and convert or upgrade all such systems to Year 2000 compliant. Management does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have a material impact on the Company's future financial results or operations. At this time, the Company does not expect the Year 2000 issue to have a significant operational impact. The Company is uncertain as to how it will be indirectly affected by the impact of the Year 2000 issue on the companies with which it conducts business.

          Inflation has not had a material impact on the Company and is not expected to have a material effect in the future.

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions.

                      TORCH ENERGY ADVISORS INCORPORATED
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS OF
                       TORCH ENERGY ADVISORS INCORPORATED
                                  (Unaudited)

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner public enterprises are required to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions.