Form 10-Q
period 1998-03-31
TORCH ENERGY ROYALTY TRUST
filed 1998-05-15
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number     1-12474
                           -------

                          Torch Energy Royalty Trust
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   74-6411424
-------------------------------                       ------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

1100 North Market Street, Wilmington, Delaware             19890
----------------------------------------------          ----------
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

                                 Yes    X           No_______
                                    --------

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position, reserve quantities, the Year 2000 issue and future production are forward-looking statements. No assurances can be given that such assumptions will prove to have been correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.


INTRODUCTION
------------

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1998 and December 31, 1997, the distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of March 31, 1998 and for the three-month period ended March 31, 1998 included herein have been reviewed by KPMG Peat Marwick LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of March 31, 1998 and the related statements of distributable income and changes in trust corpus for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Torch Energy Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ KPMG PEAT MARWICK LLP
-------------------------
KPMG PEAT MARWICK LLP
Houston, Texas
May 1, 1998

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                      March 31, 1998    December 31, 1997
                                                      --------------    -----------------
                                                       (Unaudited)
Cash...............................................          $     7            $      7
Net profits interests in oil and gas properties
(Net of accumulated amortization of $83,565
and $79,762 at March 31, 1998 and
December 31, 1997, respectively)...................           97,035             100,838
                                                             -------            --------
                                                             $97,042            $100,845
                                                             =======            ========


                         LIABILITIES AND TRUST CORPUS


Trust expense payable..............................          $   184            $    177
Trust corpus.......................................           96,858             100,668
                                                             -------            --------
                                                             $97,042            $100,845
                                                             =======            ========

                     See notes to financial statements and
                    accompanying accountant's review report.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                    Three Months Ended March 31,
                                             -------------------------------------------
                                                   1998                     1997
                                             ----------------        -------------------

 Net profits income...................                 $4,152                     $4,579

 Interest income......................                      6                          2
                                                       ------                     ------

                                                        4,158                      4,581
                                                       ------                     ------
 General and
  administrative expenses.............                    175                        164
                                                       ------                     ------

 Distributable income.................                 $3,983                     $4,417
                                                       ======                     ======

 Distributable income
  per Unit (8,600,000 Units)..........                 $  .46                     $  .51
                                                       ======                     ======

 Distributions per Unit...............                 $  .46                     $  .51
                                                       ======                     ======


                     See notes to financial statements and
                   accompanying accountant's review report.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                  (Unaudited)

                                              Three Months Ended March 31,
                                        ---------------------------------------
                                                 1998                    1997
                                               --------                --------


Trust corpus, beginning of period....          $100,668                $121,362

Amortization of net profits interests            (3,803)                 (3,518)

Distributable income.................             3,983                   4,417

Distributions to Unitholders.........            (3,990)                 (4,420)
                                               --------                --------
Trust corpus, end of period..........          $ 96,858                $117,841
                                               ========                ========



                     See notes to financial statements and
                   accompanying accountant's review report.

                          TORCH ENERGY ROYALTY TRUST

1.  Trust Organization and Nature of Operations

The Torch Energy Royalty Trust ("Trust") was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement ("Trust Agreement") among Wilmington Trust Company, as trustee ("Trustee"), Torch Royalty Company ("TRC") and Velasco Gas Company, Ltd. ("Velasco"), as owners of certain oil and gas properties ("Underlying Properties"), and Torch Energy Advisors Incorporated ("Torch") as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 1997 and 1996 production from qualifying coal seam properties were approximately $1.05 and $1.03, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume

                          TORCH ENERGY ROYALTY TRUST

Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 1998 and 1997 from the Underlying Properties in the Robinson's Bend Field was approximately 21% (194 MMcf) and 15% (139
MMcf), respectively, below the Volume Limitation. If average gas prices following 2002 do not substantially exceed prices received during the first quarter 1998, the Trust anticipates that it will not receive net profits payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 1998 and 1997 are derived from oil and gas production sold during the three-month periods ended December 31, 1997 and 1996, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- The net carrying value of the Net Profits Interests is limited to the sum of the estimated future net cash flows attributable to the Trust's oil and gas reserves plus the estimated future Section 29 Credit for Federal income tax purposes. If

                          TORCH ENERGY ROYALTY TRUST

     the net amount of the Net Profits Interests exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

4.  Distributions and Income Computations

Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on

                          TORCH ENERGY ROYALTY TRUST

the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Quarterly Distribution Amount is distributed within approximately ten days after the record date to each person who was a Unitholder of record on the associated record date.

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 1998, on an Mcfe basis), the Specified Prices received weightings ranging from 40% to 70% pertaining to production prior to September 1, 1997 and thereafter, the Specified Prices receive weightings of approximately 10%. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.83 per MMBtu in 1996 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of March 31, 1998, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of

                          TORCH ENERGY ROYALTY TRUST

such excess ("Price Differential") in calculating the purchase price. Distributions received by Unitholders during the three months ended March 31, 1998 and 1997 were reduced by $605,000 and $234,000, respectively, for the Price Differential adjustment.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 1998 and 1997 were $5,478,000 and $5,932,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274, $0.272 and $0.265 per MMBtu for 1997, 1996 and 1995 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. The transportation fee is paid to a third party. During the three months ended March 31, 1998 and 1997, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three months ended December 31, 1997 and 1996 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $448,000 and $544,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 1998 and 1997 were $92,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 1998 and 1997 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

At this time the Trust's administrative services provider, Torch, does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have any impact on the Trust's future financial results on operations. Torch does not expect this issue to have a significant operational impact.

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 1998 and 1997 is derived from actual oil and gas produced during the three months ended December 31, 1997 and 1996, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                Three Months Ended March 31,
                           ---------------------------------------
                                1998                  1997
                           ------------------   ------------------
                            Bbls       Mcf       Bbls       Mcf
                           of Oil    of Gas     of Oil    of Gas
                           ------   ---------   ------   ---------
Chalkley Field              7,258     837,776   12,918   1,199,978
Robinson's Bend Field         ---     756,886      ---     814,596
Cotton Valley Fields        1,665     378,529    1,840     398,798
Austin Chalk Fields        11,326     111,166   20,604     190,304
                           ------   ---------   ------   ---------
                           20,249   2,084,357   35,362   2,603,676
                           ======   =========   ======   =========

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

For the three months ended March 31, 1998, net profits income was $4,152,000, down 9% from net profits income of $4,579,000 for the same period in 1997. Such decrease is due to normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three months ended December 31, 1997 was 2,084,357 Mcf, or 20% lower than gas production of 2,603,676 Mcf for the same period in 1996. Oil production attributable to the Underlying Properties for the three months ended December 31, 1997 was 20,249 Bbls as compared to 35,362 Bbls for the same period in 1996. Such decreases in production are mainly due to normal production declines.

The average price paid to the Trust during the three months ended March 31, 1998 was $2.39 per MMBtu

                          TORCH ENERGY ROYALTY TRUST

for gas and $16.04 per Bbl for oil as compared to $1.92 per MMBtu for gas and $18.17 per Bbl for oil during the same period in 1997. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $317,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended March 31, 1997. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended March 31, 1998 and as of March 31, 1998, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the three months ended March 31, 1998 and 1997 were reduced by $605,000 and $234,000, respectively, for the Price Differential Adjustment.

General and administrative expenses amounted to $175,000 for the three months ended March 31, 1998 as compared to $164,000 during the three months ended March 31, 1997. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,983,000, or $.46 per Unit, for the three months ended March 31, 1998, as compared to $4,417,000, or $.51 per Unit, for the same period in 1997. On March 12, 1998, the Trust made a distribution to Unitholders of record on March 2, 1998. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 1997 and 1996, were approximately $.10 per Unit for each period.

                          TORCH ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three month periods ended March 31, 1998 and 1997, derived from production sold during the three months ended December 31, 1997 and 1996, respectively, was computed as shown in the following table:

                                             THREE MONTHS ENDED MARCH 31, 1998      THREE MONTHS ENDED MARCH 31, 1997
                                          -------------------------------------    ----------------------------------
                                             CHALKLEY,                                CHALKLEY,
                                           COTTON VALLEY                            COTTON VALLEY
                                             AND AUSTIN     ROBINSON'S                AND AUSTIN     ROBINSON'S
                                            CHALK FIELDS    BEND FIELD    TOTAL      CHALK FIELDS    BEND FIELD     TOTAL
                                          --------------    ----------    -----    --------------    ----------     -----
Oil and gas revenues................         $3,537           $1,494                     $4,120         $1,267
                                             ------           ------                     ------         ------
Direct operating expenses:
 Lease operating expenses and
  property tax......................            477              ---                        573            ---
 Severance tax......................            119               74                        195             63
                                             ------           ------                     ------         ------
                                                596               74                        768             63
                                             ------           ------                     ------         ------
Net proceeds before capital
 expenditures.......................          2,941            1,420                      3,352          1,204
Capital expenditures................             65              ---                       (201)           ---
                                             ------           ------                     ------         ------
Net proceeds........................          2,876            1,420                      3,553          1,204
Net profits percentage..............             95%             N/A                         95%           N/A
                                             ------           ------                     ------         ------
Net profits income..................         $2,732           $1,420       $4,152        $3,375         $1,204      $4,579
                                             ======           ======       ======        ======         ======      ======


In calculating amounts paid to the Trust, lease operating expenses in the Robinson's Bend Field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend Field will be reduced substantially. If gas prices after 2002 are not substantially greater than gas prices in December 1997, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field.

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By:/s/ Bruce L. Bisson
                                     -----------------------------------
                                  Bruce L. Bisson
                                  Vice President


Date:  May 15, 1998
        (The Trust has no employees, directors or executive officers.)