Form 10-Q
period 1998-06-30
TORCH ENERGY ROYALTY TRUST
filed 1998-08-14
CIK 912030

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

 Commission File Number 1-12474
                        ------------------------------------------------

                          Torch Energy Royalty Trust
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                                    74-6411424
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                          Identification Number)


1100 North Market Street, Wilmington, Delaware                    19890
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   302/651-8584
                                                   ----------------------------

                                   Not Applicable
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

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

                                 Yes    X       No
                                     ------       ------

                          TORCH ENERGY ROYALTY TRUST


                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position, reserve quantities, the Year 2000 issue and future production are forward looking statements. No assurances can be given that such assumptions will prove to have been correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION
------------

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1998 and December 31, 1997, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998 and 1997 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 included herein have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of June 30, 1998 and the related statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998. These financial statements are the responsibility of the Trustee.

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

/s/ KPMG PEAT MARWICK LLP
-------------------------
KPMG PEAT MARWICK LLP
Houston, Texas
August 10, 1998

                          TORCH ENERGY ROTALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)


                         ASSETS

                                                      June 30, 1998    December 31,1997
                                                      -------------    ----------------
                                                       (Unaudited)
Cash...............................................     $       11        $          7
 Net profits interests in oil and gas properties
 (Net of accumulated amortization of $87,338
and $79,762 at June 30, 1998 and
December 31, 1997, respectively)...................          93,262             100,838
                                                          ---------         -----------
                                                        $    93,273       $     100,845
                                                          =========         ===========


                                 LIABILITIES AND TRUST CORPUS


Trust expense payable..............................     $       216       $         177
Trust corpus.......................................          93,057             100,668
                                                          ---------         -----------
                                                        $    93,273       $     100,845
                                                          =========         ===========





                     See notes to financial statements and
                    accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                                 ----------------------------------         --------------------------------
                                                    1998                  1997                 1998                 1997
                                                 ------------         -------------         ------------         -----------

Net profits income......................        $       3,518         $       4,162         $      7,670         $     8,741

Interest income.........................                    6                     7                   12                   9
                                                 ------------         -------------         ------------         -----------
                                                        3,524                 4,169                7,682               8,750
                                                 ------------         -------------         ------------         -----------
General and
  administrative expenses...............                  198                   175                  373                 339
                                                 ------------         -------------         ------------         -----------

Distributable income....................        $       3,326        $        3,994        $       7,309        $      8,411
                                                 ============         =============         ============         ===========

Distributable income per Unit
  (8,600,000 Units)                             $         .39        $          .46        $         .85        $        .98
                                                 ============         =============         ============         ===========

Distributions per Unit..................        $         .39        $          .47        $         .85        $        .98
                                                 ============         =============         ============         ===========



                     See notes to financial statements and
                   accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                  (Unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                                June 30,
                                                ----------------------------------      ------------------------------------
                                                       1998                1997                1998                 1997
                                                --------------      --------------      ---------------      ---------------

Trust corpus, beginning of period..........            $96,858            $117,841             $100,668             $121,362

Amortization of net profits interests......             (3,773)             (3,183)              (7,576)              (6,701)

Distributable income.......................              3,326               3,994                7,309                8,411

Distributions to Unitholders...............             (3,354)             (3,999)              (7,344)              (8,419)
                                                --------------      --------------      ---------------      ---------------
Trust corpus, end of period................            $93,057            $114,653             $ 93,057             $114,653
                                                ==============      ==============      ===============      ===============



                     See notes to financial statements and
                   accompanying accountants' review report.

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume

                          TORCH ENERGY ROYALTY TRUST

Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 1998 and 1997 from the Underlying Properties in the Robinson's Bend Field was approximately 26% (237 MMcf) and 19% (176
MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 1998 and 1997 from the Underlying Properties in the Robinson's Bend Field was approximately 24% (431 MMcf) and 17% (314 MMcf), respectively, below the Volume Limitation. If average gas prices following 2002 do not substantially exceed prices received during the first and second quarters of 1998, the Trust anticipates that it will not receive net profits payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 1998 and 1997 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 1998 and 1997, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

                          TORCH ENERGY ROYALTY TRUST

- The net carrying value of the Net Profits Interests is limited to the sum of the estimated future net cash flows attributable to the Trust's oil and gas reserves plus the estimated future Section 29 Credit for Federal income tax purposes. If the net amount of the Net Profits Interests exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

                          TORCH ENERGY ROYALTY TRUST

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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in

                          TORCH ENERGY ROYALTY TRUST

determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1998, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. No Price Differential adjustments were deducted in calculating the purchase price relating to distributions received by the Unitholders during the three-month period ended June 30, 1998. Distributions received by Unitholders during the three-month period ended June 30, 1997 were reduced by $91,000 for the Price Differential adjustment. Distributions received by Unitholders during the six-month periods ended June 30, 1998 and 1997 were reduced by $605,000 and $325,000, respectively, for the Price Differential adjustment.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 1998 and 1997 were $4,674,000 and $5,539,000, respectively. Such gross revenues for the six-month periods ended June 30, 1998 and 1997 were $10,247,000 and $11,555,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274, $0.274 and $0.272 per MMBtu for 1998, 1997 and 1996 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating

                          TORCH ENERGY ROYALTY TRUST

the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. The transportation fee is paid to a third party. During the three-month periods ended June 30, 1998 and 1997, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended March 31, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $395,000 and $524,000, respectively. During the six-month periods ended June 30, 1998 and 1997, such fees, attributable to production during the six-month periods ended March 31, 1997 and 1996, totaled $859,000 and $1,085,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 1998 and 1997 were $92,000 per period. During the six-month periods ended June 30, 1998 and 1997, such fees were $184,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 1998 and 1997 were $14,000 per period. Such fees during the six-month periods June 30, 1998 and 1997 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

At this time, the Trust's administrative services provider, Torch, does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have any impact on the Trust's future financial results on operations. Torch does not expect this issue to have a significant operational impact.

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 1998 and 1997 is derived from actual oil and gas produced during the three-month periods ended March 31, 1998 and 1997, respectively. Net profits income for the six-month periods ended June 30, 1998 and 1997 is derived from actual oil and gas produced during the six-month periods ended March 31, 1998 and 1997. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                     Three Months Ended June 30,
                               ---------------------------------------
                                      1998                1997
                               ------------------   ------------------
                                Bbls       Mcf       Bbls       Mcf
                               of Oil    of Gas     of Oil    of Gas
                               ------   ---------   ------   ---------
Chalkley Field                  7,299     864,519   10,342   1,110,041
Robinson's Bend Field             ---     710,891      ---     775,412
Cotton Valley Fields            2,319     385,241    1,617     343,586
Austin Chalk Fields            11,016     103,798   14,654     159,235
                               ------   ---------   ------   ---------
                               20,634   2,064,449   26,613   2,388,274
                               ======   =========   ======   =========


                                        Six Months Ended June 30,
                               ---------------------------------------
                                      1998                1997
                               ------------------   ------------------
                                Bbls       Mcf       Bbls       Mcf
                               of Oil    of Gas     of Oil    of Gas
                               ------   ---------   ------   ---------
Chalkley Field                 14,557   1,702,295   23,260   2,310,019
Robinson's Bend Field             ---   1,467,777      ---   1,590,008
Cotton Valley Fields            3,984     763,770    3,457     742,384
Austin Chalk Fields            22,342     214,964   35,258     349,539
                               ------   ---------   ------   ---------
                               40,883   4,148,806   61,975   4,991,950
                               ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1997

For the three-month period ended June 30, 1998, net profits income was $3,518,000, down 15% from net profits income of $4,162,000 for the same period in 1997. Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 1998 was 2,064,449 Mcf, or 14% lower than gas production of 2,388,274 Mcf for the same period in 1997. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 1998 was 20,634 Bbls as compared to 26,613 Bbls for the same period in 1997. Such decreases in production are mainly due to normal production declines.

The average price paid for gas production attributable to the Underlying Properties during the three-month period ended March 31, 1998 was $2.03 per MMBtu for gas and $12.36 per Bbl for oil as compared to $2.00 per MMBtu for gas and $17.30 per Bbl for oil during the same period in 1997. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1998, TEMI had no accumulated Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended June 30, 1998 and 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. No Price Differential adjustment was deducted from distributions received by Unitholders during the three-month period ended June 30, 1998. Distributions received by Unitholders during the three-month period ended June 30,1997 were reduced by $91,000 for the Price Differential adjustment.

General and administrative expenses amounted to $198,000 for the three-month period ended June 30, 1998 as compared to $175,000 during the three-month period ended June 30, 1997. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,326,000, or $.39 per Unit, for the three-month period ended June 30, 1998, as compared to $3,994,000, or $.46 per Unit, for the same period in 1997. On June 11, 1998, the Trust made a distribution to Unitholders of record on June 1, 1998. The Section 29 Credits relating to these

                          TORCH ENERGY ROYALTY TRUST

distributions, generated from production during the three-month periods ended March 31, 1998 and 1997, were approximately $.10 per Unit for each period.


SIX-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1997

For the six-month period ended June 30, 1998, net profits income was $7,670,000, down 12% from net profits income of $8,741,000 for the same period in 1997.
Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 1998 was 4,148,806 Mcf, or 17% lower than gas production of 4,991,950 Mcf for the same period in 1997. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 1998 was 40,883 Bbls, as compared to 61,975 Bbls for the same period in 1997. Such decreases in production are mainly due to normal production declines.

The average price paid for gas production attributable to the Underlying Properties during the six-month period ended March 31, 1998 was $2.21 per MMBtu for gas and $14.18 per Bbl for oil as compared to $1.97 per MMBtu for gas and $17.80 per Bbl for oil during the same period in 1997. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1998, TEMI had no accumulated Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month period ended June 30, 1998. Price Credits in the amount of $330,000, net to the Trust, were deducted in calculating the purchase price for the six-month period ended June 30, 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. Distributions received by unitholders during the six-month periods ended June 30, 1998 and 1997 were reduced by $605,000 and $325,000, respectively, for the Price Differential adjustment.

General and administrative expenses amounted to $373,000 for the six-month period ended June 30, 1998 as compared to $339,000 during the six-month period ended June 30, 1997. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $7,309,000, or $.85 per Unit, for the six-month period ended June 30, 1998 as compared to $8,411,000, or $.98 per Unit, for

                          TORCH ENERGY ROYALTY TRUST

the same period in 1997. During the six-month period ended June 30, 1998, the Trust made distributions to Unitholders of $7,344,000 or $.85 per Unit, as compared to $8,419,000, or $.98 per Unit, for the same period in 1997. The
Section 29 Credits relating to these distributions, generated from production during the six-month periods ended March 31, 1998 and 1997, were approximately $.20 per Unit for each period.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 1998 and 1997, derived from production sold during the three-month and six-month periods ended March 31, 1998 and 1997, respectively, was computed as shown in the following tables:

                                                    THREE MONTHS ENDED JUNE 30, 1998           THREE MONTHS ENDED JUNE 30, 1997
                                                ---------------------------------------       -----------------------------------
                                                   CHALKLEY,                                    CHALKLEY,
                                                COTTON VALLEY                                 COTTON VALLEY
                                                  AND AUSTIN       ROBINSON'S                   AND AUSTIN    ROBINSON'S
                                                 CHALK FIELDS      BEND FIELD      TOTAL       CHALK FIELDS    BEND FIELD    TOTAL
                                                ------------    -------------   --------      ------------   -----------   -------
Oil and gas revenues................             $     3,041      $     1,238                   $    3,702     $   1,313
                                                 -----------      -----------                   ----------     ---------
Direct operating expenses:
 Lease operating expenses and
  property tax......................                     385              ---                          324           ---
 Severance tax......................                     111               48                          151            94
                                                 -----------      -----------                   ----------     ---------
                                                         496               48                          475            94
                                                 -----------      -----------                   ----------     ---------
Net proceeds before capital
 expenditures.......................                   2,545            1,190                        3,227         1,219
Capital expenditures................                      32              ---                           65           ---
                                                 -----------      -----------                   ----------     ---------
Net proceeds........................                   2,513            1,190                        3,162         1,219
Net profits percentage..............                      95%              95%                          95%           95%
                                                 -----------      -----------                   ----------     ---------
Net profits income..................             $     2,387      $     1,131   $  3,518        $    3,004     $   1,158  $  4,162
                                                 ===========      ===========   ========        ==========     =========  ========

                          TORCH ENERGY ROYALTY TRUST

!!!!
                                                      SIX MONTHS ENDED JUNE 30, 1998             SIX MONTHS ENDED JUNE 30, 1997
                                                ---------------------------------------       -----------------------------------
                                                   CHALKLEY,                                    CHALKLEY,
                                                COTTON VALLEY                                 COTTON VALLEY
                                                  AND AUSTIN       ROBINSON'S                   AND AUSTIN    ROBINSON'S
                                                 CHALK FIELDS      BEND FIELD      TOTAL       CHALK FIELDS    BEND FIELD    TOTAL
                                                ------------    -------------   --------      ------------   -----------   -------

Oil and gas revenues................             $     6,578      $     2,810                   $    7,822     $   2,647
                                                  ----------       ----------                    ---------      --------

Direct operating expenses:
 Lease operating expenses and
  property tax......................                     862              ---                          897           ---
 Severance tax......................                     230              126                          346           161
                                                  ----------       ----------                    ---------      --------
                                                       1,092              126                        1,243           161
                                                  ----------       ----------                    ---------      --------
Net proceeds before capital
 expenditures.......................                   5,486            2,684                        6,579         2,486
Capital expenditures................                      97              ---                         (136)          ---
                                                  ----------       ----------                    ---------      --------

Net proceeds........................                   5,389            2,684                        6,715         2,486
Net profits percentage..............                      95%              95%                          95%           95%
                                                  ----------       ----------                    ---------      --------
Net profits income..................             $     5,120      $     2,550      $   7,670    $    6,379     $   2,362   $  8,741
                                                  ==========       ==========       ========     =========      ========    =======

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By:  /s/ Bruce L. Bisson
                                       ---------------------------------------
                                  Bruce L. Bisson
                                  Vice President


Date:  August 14, 1998
     (The Trust has no employees, directors or executive officers.)