Form 10-Q
period 1998-09-30
TORCH ENERGY ROYALTY TRUST
filed 1998-11-16
CIK 912030

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

INTRODUCTION

The financial statements included herein have been prepared by Torch Energy Advisors Incorporated ("Torch"), pursuant to an administrative services agreement between Torch and Torch Energy Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1998 and December 31, 1997, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 and 1997 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 included herein have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of September 30, 1998 and the related statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998. These financial statements are the responsibility of the Trustee.

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

/s/ KPMG PEAT MARWICK LLP
-------------------------
KPMG PEAT MARWICK LLP
Houston, Texas
November 11, 1998

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                         September 30, 1998    December 31,1997
                                                         ------------------    ----------------
                                                            (Unaudited)

Cash..................................................              $     5            $      7
 Net profits interests in oil and gas properties
 (Net of accumulated amortization of $91,009
 and $79,762 at September 30, 1998 and
 December 31, 1997, respectively).....................               89,591             100,838
                                                                    -------            --------
                                                                    $89,596            $100,845
                                                                    =======            ========

                                 LIABILITIES AND TRUST CORPUS

Trust expense payable.................................              $   178            $    177
Trust corpus..........................................               89,418             100,668
                                                                    -------            --------
                                                                    $89,596            $100,845
                                                                    =======            ========

                     See notes to financial statements and
                    accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                               September 30,                             September 30,
                                                        --------------------------               ---------------------------
                                                        1998                  1997                 1998                 1997
                                                        ----                  ----               ------                -----
Net profits income.......................               $3,299                $3,252              $10,969             $11,993
Interest income..........................                    4                     6                   16                  15
                                                        ------                ------              -------             -------
                                                         3,303                 3,258               10,985              12,008
                                                        ------                ------              -------             -------
General and administrative expenses......                  175                   171                  548                 510
                                                        ------                ------              -------             -------
Distributable income.....................               $3,128                $3,087              $10,437             $11,498
                                                        ======                ======              =======             =======
Distributable income per Unit
       (8,600,000 Units).................               $  .36                $  .36              $  1.21             $  1.34
                                                        ======                ======              =======             =======
Distributions per Unit...................               $  .36                $  .36              $  1.21             $  1.34
                                                        ======                ======              =======             =======

                     See notes to financial statements and
                    accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)

                                  (Unaudited)


                                                   Three Months Ended                               Nine Months Ended
                                                      September 30,                                   September 30,
                                              ---------------------------                   ------------------------------
                                              1998                   1997                    1998                     1997
                                              ----                   ----                    ----                     ----

Trust corpus, beginning of period             $93,057               $114,653                 $100,668                 $121,362
Amortization of net profits interests          (3,671)                (2,949)                 (11,247)                  (9,650)
Distributable income                            3,128                  3,087                   10,437                   11,498
Distributions to Unitholders                   (3,096)                (3,087)                 (10,440)                 (11,506)
                                              -------               --------                 --------                 --------
Trust corpus, end of period                   $89,418               $111,704                 $ 89,418                 $111,704
                                              =======               ========                 ========                 ========

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume

                          TORCH ENERGY ROYALTY TRUST

Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended June 30, 1998 and 1997 from the Underlying Properties in the Robinson's Bend Field was approximately 26% (240 MMcf) and 18% (166
MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 1998 and 1997 from the Underlying Properties in the Robinson's Bend Field was approximately 24% (670 MMcf) and 18% (480 MMcf), respectively, below the Volume Limitation. If average gas prices following 2002 do not substantially exceed prices received during the first and second quarters of 1998, the Trust anticipates that it will not receive net profits payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 1998 and 1997 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 1998 and 1997, respectively. General and administrative expenses are recognized on an accrual basis.

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

3.  Federal Income Taxes

Tax counsel has advised the Trust that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in

                          TORCH ENERGY ROYALTY TRUST

determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1998, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. Distributions received by Unitholders during the three-month period ended September 30, 1998 were reduced by $16,000 for the Price Differential adjustment. No Price Differential adjustment was deducted in calculating the purchase price relating to distributions received by the Unitholders during the three-month period ended September 30, 1997. Distributions received by Unitholders during the nine-month periods ended September 30, 1998 and 1997 were reduced by $621,000 and $325,000, respectively, for the Price Differential adjustment.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 1998 and 1997 were $4,551,000 and $4,494,000, respectively. Such gross revenues for the nine-month periods ended September 30, 1998 and 1997 were $14,798,000 and $16,049,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274, $0.274 and $0.272 per MMBtu for 1998, 1997 and 1996 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 395 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating

                          TORCH ENERGY ROYALTY TRUST

the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. The transportation fee is paid to a third party. During the three-month periods ended September 30, 1998 and 1997, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended June 30, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $386,000 and $442,000, respectively. During the nine-month periods ended September 30, 1998 and 1997, such fees, attributable to production during the nine-month periods ended June 30, 1998 and 1997, totaled $1,245,000 and $1,527,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 1998 and 1997 were $92,000 per period. During the nine-month periods ended September 30, 1998 and 1997, such fees were $276,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 1998 and 1997 were $14,000 per period. Such fees during the nine-month periods September 30, 1998 and 1997 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Year 2000

The Year 2000 problem refers to the inability of computer and other information technology systems to properly process date and time information. The problem was caused, in part, by the programming practice of using two digits rather than four to represent the year in a date. The consequence of the Year 2000 problem is that information technology and embedded processing systems are at risk of malfunction, particularly during the transition between 1999 to 2000.

The Trust outsources a substantial portion of its information technology to Torch. Torch also operates and markets a substantial number of the Underlying Properties. The Trust and Torch have jointly developed a plan to address the Trust's Year 2000 issues. (As used in the remainder of this discussion, references to the Company include Torch, the Torch employees assisting the Trust, and the Trust in its Year 2000 compliance program.)

For purposes of its Year 2000 compliance program, the Company has divided its computer systems into information technology ("IT systems") and embedded chip technology. IT systems include the Company's mainframe and personal computer systems used for financial analysis, oil and gas reserve estimates, seismic analysis, reservoir management, oil and gas marketing, payroll and similar applications. Embedded chips refer to the systems which monitor and control the Company's field operations, primarily its production activities. The Company's field operations are highly automated and rely on hundreds of embedded chips to monitor and control rates of production, temperature, pressure and similar factors.

                          TORCH ENERGY ROYALTY TRUST

The Company's Year 2000 compliance program is divided into four parts, documentation, testing, upgrading and contingency planning, as summarized in the following table:

Documentation:           IT SYSTEMS:               Identify and document all IT systems which rely on date
                                                   and time information. Research the procedures used by
                                                   these systems to handle date and time information.
                                                   Gather information relating to Year 2000 compliance
                                                   from the manufacturers and designers of the systems.
                                                   Categorize systems from essential to non-essential.

                         EMBEDDED CHIPS:           Locate all embedded chip technology used in field
                                                   operations. Gather documentation for embedded
                                                   technology, including procedures used to handle date
                                                   and time information.

Testing:                 IT SYSTEMS:               Determine which systems are mission critical to the
                                                   business and test date handling, based on level of risk
                                                   and available, acceptable workarounds.

                         EMBEDDED CHIPS:           Assemble a list of assets to be tested, considering
                                                   each asset's risk to 1) issues of health and safety, 2)
                                                   environmental concerns, 3) economic factors, and 4)
                                                   other business risks as appropriate.

Upgrading:               IT SYSTEMS:               Hardware and software that fail testing will be updated
                                                   with available vendor patches or replaced.

                         EMBEDDED CHIPS:           Exposures and possible remediation efforts will be
                                                   reviewed with regard to risk in 1) issues of health and
                                                   safety, 2) environmental concerns, 3) economic factors,
                                                   and 4) other business risks, with consideration of
                                                   potential workarounds and contingency plans.
                                                   Remediation effort is targeted to be complete by June
                                                   30, 1999.

Contingency Planning:                              For each business function, the respective functional
                                                   management will develop contingency plans to carry on
                                                   business.  Such plans are targeted for completion June
                                                   30, 1999.

                          TORCH ENERGY ROYALTY TRUST

Status and Cost of Year 2000 Compliance Project

For its IT systems, the Company has substantially completed the documentation of all of the systems believed to be necessary for its operations. The Company anticipates that testing of its IT systems will be completed by the end of February, 1999, and that any necessary upgrading of these systems will be completed in the first half of 1999. The Company does not believe that its expenditures to make its IT systems Year 2000 compliant will be material to Torch or borne by the Trust.

With respect to embedded chips, the Company has substantially completed the documentation of its known embedded chips. The cost of this documentation was not material to the Company. Testing and upgrading embedded chips, however, presents significant challenges to the Company, primarily because of the number of embedded chips which control the Company's production facilities. In addition, multiple embedded chips are frequently connected in systems which may exchange date and time information, making it necessary to insure that each of the embedded chips included in the system treats the Year 2000 problem in a manner allowing the system to properly function. It is also possible that the procedures used to test embedded chips will damage the chips resulting in interruptions of production.

The Company does not expect the cost of testing and upgrading its embedded chips to be material. This belief is based, however, on the assumption that the number of date related failures in the Company's embedded systems will not exceed that which has generally been documented in the industry, and that the testing of embedded chips will not result in destruction of the systems tested and the consequent interruptions in production. If these assumptions are incorrect, the Company may incur material costs in connection with testing and remedying Year 2000 problems. In addition, if the Company is not successful and ultimately experiences Year 2000 related failures, the costs attributable to lost production, damages to facilities and environmental damages may be material.

"Food Chain" Problems

Year 2000 failures affecting the Company's vendors and service providers could negatively impact the Company. The Company's primary customers are refiner's and natural gas marketers and pipelines. These customers are heavily dependent upon embedded chip technology. Although the Company has sent letters to its major customers requesting information about Year 2000 readiness, the Company does not have the ability to require responses to such letters or to independently verify their accuracy. The Company plans to continually review the Year 2000 readiness of its

                          TORCH ENERGY ROYALTY TRUST

material customers. Year 2000 related failures of the Company's customers may have a material adverse effect on the Company.

Underlying Properties

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 1998 and 1997 is derived from actual oil and gas produced during the three-month periods ended June 30, 1998 and 1997, respectively. Net profits income for the nine-month periods ended September 30, 1998 and 1997 is derived from actual oil and gas produced during the nine-month periods ended June 30, 1998 and 1997.
Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                        Three Months Ended September 30,
                                     ---------------------------------------
                                           1998                 1997
                                     -----------------    ------------------
                                      Bbls       Mcf       Bbls       Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   ---------

Chalkley Field                        6,775     834,909    9,031     983,547
Robinson's Bend Field                   ---     708,228      ---     785,991
Cotton Valley Fields                  1,458     377,081    1,506     317,919
Austin Chalk Fields                  10,119      99,250   12,287     135,682
                                     ------   ---------   ------   ---------
                                     18,352   2,019,468   22,824   2,223,139
                                     ======   =========   ======   =========

                                          Nine Months Ended September 30,
                                     ---------------------------------------
                                           1998                 1997
                                     -----------------    ------------------
                                      Bbls       Mcf       Bbls       Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   ---------
Chalkley Field                       21,332   2,537,204   32,291   3,293,566
Robinson's Bend Field                   ---   2,176,005      ---   2,375,999
Cotton Valley Fields                  5,442   1,140,851    4,963   1,060,303
Austin Chalk Fields                  32,461     314,214   47,545     485,221
                                     ------   ---------   ------   ---------
                                     59,235   6,168,274   84,799   7,215,089
                                     ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

For the three-month period ended September 30, 1998, net profits income was $3,299,000, an increase of 1% from net profits income of $3,252,000 for the same period in 1997. Such increase is primarily due to higher gas prices offset by normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three-month period ended June 30, 1998 was 2,019,468 Mcf, or 9% lower than gas production of 2,223,139 Mcf for the same period in 1997. Oil production attributable to the Underlying Properties for the three-month period ended June 30, 1998 was 18,352 Bbls as compared to 22,824 Bbls for the same period in 1997. Such decreases in production are mainly due to normal production declines.

The average price paid for gas production attributable to the Underlying Properties during the three-month period ended June 30, 1998 was $2.04 per MMBtu for gas and $11.10 per Bbl for oil as compared to $1.76 per MMBtu for gas and $16.21 per Bbl for oil during the same period in 1997. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1998, TEMI had no accumulated Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 1998. Price Credits in the amount of $72,000, net to the Trust, were deducted in calculating the purchase price during the three-month period ended September 30, 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the three-month period ended September 30,1998 were reduced by $16,000 for the Price Differential adjustment. No Price Differential adjustment was deducted from distributions received by Unitholders during the three-month period ended September 30, 1997.

General and administrative expenses amounted to $175,000 for the three-month period ended September 30, 1998 as compared to $171,000 during the three-month period ended September 30, 1997. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,128,000, or $.36 per Unit, for the three-month period ended September 30, 1998, as compared to $3,087,000, or $.36 per Unit, for the same period in 1997. On September 10, 1998, the Trust made a

                          TORCH ENERGY ROYALTY TRUST

distribution to Unitholders of record on August 31, 1998. The Section 29 Credits relating to these distributions, generated from production during the three-month periods ended June 30, 1998 and 1997, were approximately $.10 per Unit for each period.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

For the nine-month period ended September 30, 1998, net profits income was $10,969,000, down 9% from net profits income of $11,993,000 for the same period in 1997. Such decrease is primarily due to normal declines in oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the nine-month period ended June 30, 1998 was 6,168,274 Mcf, or 15% lower than gas production of 7,215,089 Mcf for the same period in 1997. Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 1998 was 59,235 Bbls, as compared to 84,799 Bbls for the same period in 1997. Such decreases in production are mainly due to normal production declines.

The average price paid for gas production attributable to the Underlying Properties during the nine-month period ended June 30, 1998 was $2.16 per MMBtu for gas and $13.23 per Bbl for oil as compared to $1.91 per MMBtu for gas and $17.37 per Bbl for oil during the same period in 1997. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of September 30, 1998, TEMI had no accumulated Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-month period ended September 30, 1998. Price Credits in the amount of $402,000, net to the Trust, were deducted in calculating the purchase price for the nine-month period ended September 30, 1997. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. Distributions received by unitholders during the nine-month periods ended September 30, 1998 and 1997 were reduced by $621,000 and $325,000, respectively, for the Price Differential adjustment.

General and administrative expenses amounted to $548,000 for the nine-month period ended September 30, 1998 as compared to $510,000 during the nine-month period ended September 30, 1997. These expenses primarily relate to administrative services provided by Torch and the Trustee.

                          TORCH ENERGY ROYALTY TRUST

The foregoing resulted in distributable income of $10,437,000, or $1.21 per Unit, for the nine-month period ended September 30, 1998 as compared to $11,498,000, or $1.34 per Unit, for the same period in 1997. During the nine-month period ended September 30, 1998, the Trust made distributions to Unitholders of $10,440,000 or $1.21 per Unit, as compared to $11,506,000, or $1.34 per Unit, for the same period in 1997. The Section 29 Credits relating to these distributions, generated from production during the nine-month periods ended June 30, 1998 and 1997, were approximately $.30 per Unit for each period.

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 1998 and 1997, derived from production sold during the three-month and nine-month periods ended June 30, 1998 and 1997, respectively, was computed as shown in the following tables:

                                                  THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                  SEPTEMBER 30, 1998                              SEPTEMBER 30, 1997
                                        ----------------------------------------   ------------------------------------------
                                           CHALKLEY,
                                        COTTON VALLEY                              CHALKLEY, COTTON
                                          AND AUSTIN          ROBINSON'S           VALLEY AND AUSTIN  ROBINSON'S
                                        CHALK FIELDS          BEND FIELD    TOTAL    CHALK FIELDS     BEND FIELD      TOTAL
                                        ------------          ----------    -----  -----------------  ----------      -----
Oil and gas revenues                      $2,925               $1,240                    $2,901       $1,151
                                          ------               ------                    ------       ------
Direct operating expenses:
   Lease operating expenses and
       property tax                          537                  ---                       391          ---
   Severance tax                             114                   48                       123           92
                                          ------               ------                    ------       ------
                                             651                   48                       514           92
                                          ------               ------                    ------       ------
Net proceeds before capital
   expenditures                            2,274                1,192                     2,387        1,059
Capital expenditures (proceeds)               (7)                 ---                        23          ---
                                          ------               ------                    ------       ------
Net proceeds                               2,281                1,192                     2,364        1,059
Net profits percentage                        95%                  95%                       95%          95%
                                          ------               ------                    ------       ------
Net profits income                        $2,167               $1,132       $3,299       $2,246       $1,006        $3,252
                                          ======               ======       ======       ======       ======        ======

                          TORCH ENERGY ROYALTY TRUST

                                                  NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                                      --------------------------------------         --------------------------------------
                                         CHALKLEY,                                     CHALKLEY,
                                      COTTON VALLEY                                  COTTON VALLEY
                                        AND AUSTIN        ROBINSON'S                  AND AUSTIN      ROBINSON'S
                                       CHALK FIELDS       BEND FIELD   TOTAL          CHALK FIELDS    BEND FIELD      TOTAL
                                      -------------       ----------   -----          ------------    ----------      -----
Oil and gas revenues                      $9,503          $4,050                      $10,724           $3,798
                                          ------          ------                      -------           ------
Direct operating expenses:
   Lease operating expenses and
       property tax                        1,399             ---                        1,287              ---
   Severance tax                             344             174                          470              254
                                          ------          ------                      -------           ------
                                           1,743             174                        1,757              254
                                          ------          ------                      -------           ------
Net proceeds before capital
   expenditures                            7,760           3,876                        8,967            3,544
Capital expenditures                          90             ---                         (113)             ---
                                          ------          ------                      -------           ------
Net proceeds                               7,670           3,876                        9,080            3,544
Net profits percentage                        95%             95%                          95%              95%
                                          ------          ------                      -------           ------
Net profits income                        $7,287          $3,682       $10,969        $ 8,626           $3,367        $11,993
                                          ======          ======       =======        =======           ======        =======

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


Date:  November 16, 1998
     (The Trust has no employees, directors or executive officers.)