Form 10-Q
period 1999-03-31
TORCH ENERGY ROYALTY TRUST
filed 1999-05-17
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number  1-12474
                        -------

                          Torch Energy Royalty Trust
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                   74-6411424
      --------------------------------                 ----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification Number)

1100 North Market Street, Wilmington, Delaware                  19890
-----------------------------------------------              ------------
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

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") and the Y2k issue are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1999 and December 31, 1998, the distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein have been reviewed by KPMG LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of March 31, 1999 and the related statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Torch Energy Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 26, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ KPMG LLP
------------
KPMG LLP
Houston, Texas
April 29, 1999

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS


                                                           March 31, 1999        December 31,1998
                                                         -----------------       ----------------
                                                             (Unaudited)

Cash.................................................           $     4                $     4
Net profits interests in oil and gas properties
(Net of accumulated amortization of $125,723 and
$123,589 at March 31, 1999 and December 31, 1998,
respectively)........................................            54,877                 57,011
                                                            -----------          -------------
                                                                $54,881                $57,015
                                                            ===========          =============

                         LIABILITIES AND TRUST CORPUS

Trust expense payable................................           $   183                $   155

Trust corpus.........................................            54,698                 56,860
                                                            -----------          -------------
                                                                $54,881                $57,015
                                                            ===========          =============



                     See notes to financial statements and
                    accompanying accountant's review report.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                              ------------------------------------------
                                                   1999                     1998
                                             ----------------        -------------------
 Net profits income...................                 $2,470                     $4,152
 Interest income......................                      3                          6
                                             ----------------        -------------------
                                                        2,473                      4,158
                                             ----------------        -------------------
 General and
  administrative expenses.............                    179                        175
                                             ----------------        -------------------
 Distributable income.................                 $2,294                     $3,983
                                             ----------------        -------------------
 Distributable income
   per Unit (8,600,000 Units).........                 $  .27                     $  .46
                                             ----------------        -------------------
 Distributions per Unit...............                 $  .27                     $  .46
                                             ----------------        -------------------

                     See notes to financial statements and
                   accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                  (Unaudited)


                                               Three Months Ended March 31,
                                      -------------------------------------------
                                               1999                    1998
                                      ------------------      -------------------


Trust corpus, beginning of period.....           $56,860                 $100,668
Amortization of Net Profits Interests.            (2,134)                  (3,803)
Distributable income..................             2,294                    3,983
Distributions to Unitholders..........            (2,322)                  (3,990)
                                      ------------------      -------------------
Trust corpus, end of period...........           $54,698                 $ 96,858
                                      ==================      ===================

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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 1998 and 1997 production from qualifying coal seam properties were approximately $1.05 and $1.03, respectively, for each MMBtu of gas produced and sold during the years ended December 31, 1998 and 1997. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST


Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 1999 and 1998 from the Underlying Properties in the Robinson's Bend Field was approximately 28% (254 MMcf) and 21% (194
MMcf), respectively, below the Volume Limitation. If average gas prices following 2002 do not substantially exceed prices received in December 1998, the Trust anticipates that it will not receive net profits payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 1999 and 1998 are derived from oil and gas production sold during the three-month periods ended December 31, 1998 and 1997, respectively. General and administrative expenses are recognized on an accrual basis.

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

                          TORCH ENERGY ROYALTY TRUST


     Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest.

     In computing the estimated undiscounted future cash flows attributable to the Net Profits Interest, estimated future oil and gas prices, as determined by Torch management, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment (see Note 5), pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the first quarter of 1999 and 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

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

                          TORCH ENERGY ROYALTY TRUST


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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the

                          TORCH ENERGY ROYALTY TRUST


estimated reserves as of January 1, 1999, on an Mcfe basis), the Specified Prices received weightings ranging from 40% to 70% pertaining to production prior to September 1, 1997 and thereafter, the Specified Prices receive weightings of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.84 per MMBtu in 1997 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. During the three months ended March 31, 1999, the deduction of Price Credits in calculating the purchase price of gas reduced distributions received by the Unitholders by $97,000. As of March 31, 1999, TEMI had no accumulated Price Credits remaining. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the quarter ended March 31, 1998 being reduced by $605,000. Distributions received by Unitholders during the three months ended March 31, 1999 were not impacted by the Price Differential.

Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased put option contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 1999 and 1998 were $3,589,000 and $5,574,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and

                          TORCH ENERGY ROYALTY TRUST


are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.274 per MMBtu for 1998 and 1997 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three months ended March 31, 1999 and 1998, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three months ended December 31, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $344,000 and $464,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST


Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 1999 and 1998 were $94,000 and $92,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 1999 and 1998 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

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

The risks of Y2k fall into three general areas: 1) Corporate Systems, 2) Field Systems and 3) Third Party Exposure. Torch has formed a Y2k Team comprised of representatives from senior management, exploration, exploitation, accounting, legal and internal audit. The costs of these assessments will not impact the Trust's distributions as such costs are borne by Torch pursuant to the Administrative Services Agreement between Torch and the Trustee. Torch intends to address each of these areas through a readiness process as described below:

a)  Planning and Awareness
b)  Inventory and Assessment
c)  Identify Potential Problems and their Business Impact
d)  Identify/Approve Solutions
e)  Test and Implement Solutions
f)  Contingency Planning

CORPORATE SYSTEMS

1. Planning and Awareness. All Torch employees have attended Y2k informational programs including a general discussion of what Y2k is and how it could affect the business. Employees of all levels of the organization have been asked to participate in the identification of potential Y2k risks.

2. Inventory and Assessment. The Company has completed an inventory of the traditional computing platforms including client/server systems, LAN systems and

                          TORCH ENERGY ROYALTY TRUST


   PC systems, as well as in inventory of all systems software and operating systems for each computing system. In addition, third party service interfaces, banking/treasury interfaces and telecommunications have been cataloged.

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

5. Test and Implement Solution. Since April 1998 Torch has been working on a upgrade to its accounting software and is expected to achieve full Y2k compliance in the first half of 1999. In addition, all network and desktop applications used by Torch have been inventoried and are generally Y2k compliant.

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

                          TORCH ENERGY ROYALTY TRUST

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

5. Test and Implement Solutions. Once identified, assessed and prioritized, Torch intends to test, upgrade and certify those embedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance. It is important to note that in some circumstances, the procedures used to test embedded components for Y2k compliance themselves pose a risk of

                          TORCH ENERGY ROYALTY TRUST



   damaging the component or corrupting the system. Accordingly, there may be situations in which a decision not to test may be deemed the most prudent.

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures in the field operations, the Trust's financial condition will be impacted. This contingency is being factored into deliberations on capital budgeting and liquidity.

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

3. Identification. Certain third parties' failure to identify Y2k problems can have significant adverse effects on the Trust. For example, an Underlying Property third party operator's failure to identify Y2k problems may result in adverse outcomes such as data reporting error, curtailments and production shutdowns. Additionally, Y2k problems in connection with the possible interruption of TEMI's third party gathering, treating, processing or transportation arrangements relating to the Underlying Properties can affect TEMI's obligation under the Purchase Contract. Other significant concerns include the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers and the financial community ability to maintain an orderly market of the Trust's Units. All such events could materially or eliminate entirely distributions, depletion deductions and Section 29 Credits available for allocation by the Trust to the Unitholders.

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

                          TORCH ENERGY ROYALTY TRUST

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

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures of third parties, the distributions, depletion deductions and Section 29 Credits available for allocation by the Trust to the Unitholders will be impacted. This contingency is being considered for capital budgeting and liquidity purposes. It is Torch's and the Trustee's intention to maintain adequate financial flexibility to sustain the Trust during any such period of cash flow disruption.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 1999 and 1998 is derived from actual oil and gas produced during the three months ended December 31, 1998 and 1997, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                Three Months Ended March 31,
                           ---------------------------------------
                                 1999                 1998
                           ------------------   ------------------
                            Bbls       Mcf       Bbls       Mcf
                           of Oil    of Gas     of Oil    of Gas
                           ------   ---------   ------   ---------
Chalkley Field              5,692     681,010    7,258     837,776
Robinson's Bend Field         ---     693,417      ---     756,886
Cotton Valley Fields        1,150     325,842    1,665     378,529
Austin Chalk Fields         6,937      71,177   11,326     111,166
                           ------   ---------   ------   ---------
                           13,779   1,771,446   20,249   2,084,357
                           ======   =========   ======   =========

For the three months ended March 31, 1999, net profits income was $2,470,000, down 41% from net profits income of $4,152,000 for the same period in 1998. Such decrease is due to significant declines in the average price paid for gas production attributable to the Underlying Properties during 1999 as compared to 1998.

Gas production attributable to the Underlying Properties for the three months ended December 31, 1998 was 1,771,446 Mcf, or 15% lower than gas production of 2,084,357 Mcf for the same period in 1997. Oil production attributable to the Underlying

                          TORCH ENERGY ROYALTY TRUST

Properties for the three months ended December 31, 1998 was 13,779 Bbls as compared to 20,249 Bbls for the same period in 1997. Such decreases in production are mainly due to normal production declines.

The average price paid for gas production attributable to the Underlying Properties during the three months ended March 31, 1999 was $1.87 per MMBtu for gas and $9.45 per Bbl for oil as compared to $2.39 per MMBtu for gas and $16.04 per Bbl for oil during the same period in 1998. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended March 31, 1999 and as of March 31, 1999, TEMI had no remaining accumulated Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended March 31, 1998. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 1998 by $605,000. Distributions received by Unitholders during the quarter ended March 31, 1999 were not impacted by the Price Differential.

General and administrative expenses amounted to $179,000 for the three months ended March 31, 1999 as compared to $175,000 during the three months ended March 31, 1998. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2,294,000, or $.27 per Unit, for the three months ended March 31, 1999, as compared to $3,983,000, or $.46 per Unit, for the same period in 1998. On March 11, 1999, the Trust made a distribution to Unitholders of record on March 1, 1999. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 1998 and 1997, were approximately $0.09 and $0.10 per Unit for each period, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three month periods ended March 31, 1999 and 1998, derived from production sold during the three months ended December 31, 1998 and 1997, respectively, was computed as shown in the following table:

                                           THREE MONTHS ENDED MARCH 31, 1999                 THREE MONTHS ENDED MARCH 31, 1998
                                    ---------------------------------------------       -------------------------------------------
                                      CHALKLEY,                                           CHALKLEY,
                                    COTTON VALLEY                                       COTTON VALLEY
                                     AND AUSTIN         ROBINSON'S                       AND AUSTIN          ROBINSON'S
                                    CHALK FIELDS        BEND FIELD          Total       CHALK FIELDS         BEND FIELD       TOTAL
                                    ------------        ----------          -----       ------------         ----------       -----
Oil and gas revenues................  $ 2,164            $ 1,081                          $ 3,537             $ 1,573
                                      -------            -------                          -------             -------
Direct operating expenses:
 Lease operating expenses and
  property tax......................      493                ---                              477                 ---
 Severance tax......................       87                 31                              119                  78
                                      -------            -------                          -------             -------
                                          580                 31                              596                  78
                                      -------            -------                          -------             -------
Net proceeds before capital
 expenditures.......................    1,584              1,050                            2,941               1,495
Capital expenditures................       35                ---                               65                 ---
                                      -------            -------                          -------             -------
Net proceeds........................    1,549              1,050                            2,876               1,495
Net profits percentage..............       95%                95%                              95%                 95%
                                      -------            -------                          -------             -------
Net profits income..................  $ 1,472            $   998           $ 2,470        $ 2,732             $ 1,420       $ 4,152
                                      =======            =======           =======        =======             =======       =======

In calculating amounts paid to the Trust, lease operating expenses in the Robinson's Bend Field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend Field will be reduced substantially. If gas prices after 2002 are not substantially greater than gas prices in December 1998, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future
Section 29 Credits. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest.

In computing the estimated undiscounted future cash flows, estimated future oil and gas prices, as determined by Torch management, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment, pursuant to

                          TORCH ENERGY ROYALTY TRUST

the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the first quarter of 1999 or 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

Based on Torch management's pricing assumptions and production estimates by independent reserve engineers at December 31, 1998, the present value of the estimated pre-tax future net cash flow, discounted at 10%, for the proved reserves attributable to the Net Profits Interest will be less than $25 million in 2003. Pursuant to the Trust Agreement, it was assumed for impairment calculation purposes that the Trust would then dissolve and the remaining assets of the Trust would be sold and the proceeds therefrom would be distributed to the Unitholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust's assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties.

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefor is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits.

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By: /s/ BRUCE L. BISSON
                                     -------------------------
                                  Bruce L. Bisson
                                  Vice President


Date:  May 3, 1999
        (The Trust has no employees, directors or executive officers.)