Form 10-Q
period 1999-06-30
TORCH ENERGY ROYALTY TRUST
filed 1999-08-16
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 Yes    X           No
                                    --------           ---------

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") and the Year 2000 Issue are forward looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1999 and December 31, 1998, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included herein have been reviewed by KPMG LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of June 30, 1999 and the related statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999. These financial statements are the responsibility of the Trustee.

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

________________________
KPMG LLP
Houston, Texas
July 27, 1999

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                      June 30, 1999    December 31,1998
                                                      -------------    ----------------
                                                       (Unaudited)
Cash...............................................         $     3             $     4
 Net profits interests in oil and gas properties
 (Net of accumulated amortization of $127,777
 and $123,589 at June 30, 1999 and
 December 31, 1998, respectively)..................          52,823              57,011
                                                      -------------    ----------------
                                                            $52,826             $57,015
                                                      =============    ================

                         LIABILITIES AND TRUST CORPUS

Trust expense payable..............................         $   177             $   155
Trust corpus.......................................          52,649              56,860
                                                      -------------    ----------------
                                                            $52,826             $57,015
                                                      =============    ================

                     See notes to financial statements and
                    accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                             Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                            ---------------------    ---------------------
                                               1999        1998         1999       1998
                                            ----------   --------    ---------   ---------
Net profits income......................      $2,213       $3,518      $4,683      $7,670

Interest income.........................           2            6           5          12
                                            --------     --------     -------     -------
                                               2,215        3,524       4,688       7,682
                                            --------     --------     -------     -------
General and
  administrative expenses...............         172          198         351         373
                                            --------     --------     -------     -------
Distributable income....................      $2,043       $3,326      $4,337      $7,309
                                            ========     ========     =======     =======
Distributable income per Unit
  (8,600 Units).........................      $  .24       $  .39      $ . 50      $  .85
                                            ========     ========     =======     =======
Distributions per Unit..................      $  .24       $  .39      $  .51      $  .85
                                            ========     ========     =======     =======

                     See notes to financial statements and
                   accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                  (Unaudited)


                                                          Three Months Ended                        Six Months Ended
                                                              June 30,                                  June 30,
                                                ----------------------------------      ------------------------------------
                                                       1999                1998                1999                 1998
                                                --------------      --------------      ---------------      ---------------
Trust corpus, beginning of period..........            $54,698             $96,858              $56,860             $100,668
Amortization of net profits interests......             (2,054)             (3,773)              (4,188)              (7,576)
Distributable income.......................              2,043               3,326                4,337                7,309
Distributions to Unitholders...............             (2,038)             (3,354)              (4,360)              (7,344)
                                                --------------      --------------      ---------------      ---------------
Trust corpus, end of period................            $52,649             $93,057              $52,649             $ 93,057
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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The estimated Section 29 Credit rate for 1999 coal seam production is $1.06 for each MMBtu of gas produced and sold. The
Section 29 Credits available for 1998 and 1997 production from qualifying coal seam properties were approximately $1.05 for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is $0.517 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST

Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 1999 and 1998 from the Underlying Properties in the Robinson's Bend Field was approximately 35% (322 MMcf) and 26% (237
MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 1999 and 1998 from the Underlying Properties in the Robinson's Bend Field was approximately 32% (576 MMcf) and 24% (431 MMcf), respectively, below the Volume Limitation. If gas prices after 2002 are not substantially greater than gas prices in December 1998, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.

As of June 30, 1999, six Infill Wells have been drilled. Distributions received by Unitholders have not been impacted by these wells as gross revenues have not exceeded costs and expenses for each of the Infill Wells.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 1999 and 1998 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 1999 and 1998, respectively. General and administrative expenses are recognized on an accrual basis.

                          TORCH ENERGY ROYALTY TRUST

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest.

     In computing the estimated undiscounted future cash flows attributable to the Net Profits Interest, estimated future oil and gas prices, as determined by management of Torch, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment (see Note 5), pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the six-month periods ending June 30, 1999 and 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

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

                          TORCH ENERGY ROYALTY TRUST


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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1999, TEMI had accumulated Price Credits of $81,000, net to the Trust, attributable to distributions received by Unitholders during the quarter ended June 30, 1999. There was no Price Credit activity attributable to distributions received by Unitholders during the six months ended June 30, 1998. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. No Price Differential adjustments were deducted in calculating the purchase price relating to distributions received by the Unitholders during the six-month period ended June 30, 1999. The deduction of the

                          TORCH ENERGY ROYALTY TRUST


Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month period ended June 30, 1998 by $605,000.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 1999 and 1998 were $3,140,000 and $4,674,000, respectively. Such gross revenues for the six-month periods ended June 30, 1999 and 1998 were $6,729,000 and $10,247,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.281 per MMBtu for 1999 production and $0.274 per MMBtu for 1998 and 1997 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended June 30, 1999 and 1998, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three-month periods ended March 31, 1999 and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $302,000 and $395,000,

                          TORCH ENERGY ROYALTY TRUST


respectively. During the six-month periods ended June 30, 1999 and 1998, such fees, attributable to production during the six-month periods ended March 31, 1999 and 1998, totaled $646,000 and $859,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 1999 and 1998 were $94,000 and $92,000, respectively. During the six-month periods ended June 30, 1999 and 1998, such fees were $188,000 and $184,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 1999 and 1998 were $14,000 per period. Such fees during the six-month periods June 30, 1999 and 1998 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST


ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

YEAR 2000 ISSUES

The Year 2000 issue ("Y2k") refers to the inability of computer and other information technology systems to properly process date and time information. The issue was caused, in part, by the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of the Y2k issue is that information technology and embedded processing systems are at risk of malfunction, particularly during the transition between 1999 to 2000.

The effects of the Y2k are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence affects the Trust, the Trust's administrative services provider, Torch, and their vendors, customers, business partners, as well as government agencies.

The risks of Y2k fall into three general areas: 1) Corporate Systems; 2) Field Systems; and 3) Third Party Exposure. Torch has formed a Y2k Team comprised of representatives from senior management, and representatives from the exploration, exploitation, accounting, legal and internal audit departments.
The costs of these assessments will not impact the Trust's distributions as such costs are borne by Torch pursuant to the Administrative Services Agreement between Torch and the Trustee. Torch intends to address each of these areas through a readiness process as described below:

a)  Planning and Awareness
b)  Inventory and Assessment
c)  Identify Potential Problems and their Business Impact
d)  Identify/Approve Solutions
e)  Test and Implement Solutions
f)  Contingency Planning

CORPORATE SYSTEMS

1. Planning and Awareness. All Torch employees attended Y2k meetings to discuss Y2k issues and to identify potential Y2k risks.

2. Inventory and Assessment. The Company has completed an inventory of the traditional computing platforms including client/server systems, LAN systems and personal computer systems, as well as an inventory of all systems software and

                          TORCH ENERGY ROYALTY TRUST

   operating systems for each computing system. In addition, third party service interfaces, banking/treasury interfaces and telecommunications have been cataloged.

   The assessment of component compliance (compliant, non-compliant, expected date of compliance, etc.) has been completed and included research of product information on the Internet and contacting component manufacturers.

3. Identification. The failure to identify and correct a material Y2k issue in the Corporate Systems could result in inaccurate or untimely financial information provided to the Trustee and Unitholders. At this time, Torch believes that any Y2k disruptions associated with its financial and administration systems will not have a material effect on the Trust.

4. Identify/Approve Solutions. Based upon the assessments of components' compliance, solutions were determined. These solutions included: 1) fix or replace the non-compliant component; 2) buy patches or replacement items; 3) develop workarounds; 4) identify alternate automated processes; 5) design manual procedures; and 6) develop business continuity plans for specific items or systems.

5. Test and Implement Solution.   Torch has completed an upgrade to its
   accounting software and achieved full Y2k compliance during the quarter ended June 30, 1999. In addition, Torch's network and desktop applications have been inventoried and are Y2k compliant.

6. Contingency Planning. Should there be significant unanticipated disruptions in Torch's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. Torch developed a business continuity plan which would be utilized in such situations.

FIELD SYSTEMS

1. Planning and Awareness. Employees at all levels of the organization participated in the identification of potential Y2k risk impacting Torch's field systems, including management of field and facility assets.

2. Inventory and Assessment. All embedded chip technology used in the field operations including safety systems, measurement devices, overflow valves, SCADA systems and other field processes that are date-sensitive were identified. A list of assets to be tested was assembled considering the following issues: 1) health and safety issues; 2) environmental concerns; 3) economic factors; and 4) other

                          TORCH ENERGY ROYALTY TRUST

   business risks. Vendors and manufacturers were contacted and product research was performed utilizing the Internet and peer group company shared information. The majority of embedded components have been deemed either date-insensitive or Y2k compliant. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. The component and system level evaluations have been completed.

3. Identification. The failure to identify and correct a material Y2k issue could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. Embedded components and systems known to be Y2k non-compliant or which have higher risk of Y2k failures were identified. To assist in this effort, Torch retained consultants experienced in the assessment of Y2k issues impacting field operations. Torch has given high priority to the remediation of any situation that impacts employee health and safety or environmental security. At this time, Torch is unable to express any degree of confidence that there will not be material production disruptions associated with Y2k compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact distributions, depletion deductions and Section 29 credits available for allocation by the Trust to the Unitholders.

4. Identify/Approve Solutions. Based upon the assessment of field systems, regarding compliance or non-compliance, the following solutions were determined: 1) fix or replace non-compliant items; 2) buy patches or replacement items;3) develop workarounds; 4) design manual procedures; and 5) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions. Torch has tested, upgraded and certified embedded components and systems in field process control units deemed to pose a significant non-compliance risk impacting the Trust's financial condition. All patches and upgrades relating to the Trust properties have been installed and tested. Additionally, an emergency response plan has been developed by Torch to handle outages of specific systems.

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures in the field operations, the Trust's financial condition may be impacted. This contingency is being factored for capital budgeting and liquidity purposes. It is Torch's and the Trustee's intention to maintain adequate financial flexibility to sustain the Trust during any such period of cash flow disruption.

                          TORCH ENERGY ROYALTY TRUST

THIRD PARTY EXPOSURES

1. Planning and Awareness. Torch conducted informational meetings with its employees who have significant interaction with outside vendors, customers and business partners which may have an impact on the Trust's financial condition. Potential third party Y2k risks were identified.

2. Inventory and Assessment. Surveys of general Y2k readiness were sent to third parties such as vendors, customers and business partners which impact the Trust's financial condition. An assessment was made regarding the impact of such third parties' Y2k compliance on the Trust.

3. Identification. Certain third parties' failure to identify Y2k issues can have significant adverse effects on the Trust. For example, an Underlying Property third party operator's failure to identify Y2k issues may result in adverse outcomes such as data reporting error, curtailments and production shutdowns. Additionally, Y2k problems in connection with the possible interruption of TEMI's third party gathering, treating, processing or transportation arrangements relating to the Underlying Properties can affect TEMI's obligation under the Purchase Contract. Other significant concerns include the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers and the financial community's ability to maintain an orderly market of the Trust's Units. All such events could materially or entirely eliminate distributions, depletion deductions and Section 29 Credits available for allocation by the Trust to the Unitholders.

4. Identify/Approve Solutions. A list of critical third party vendors, customers and business partners was compiled. Information regarding certain third parties' Y2k compliance was assessed by Torch regarding the impact of such third parties' Y2k compliance on the Trust. If Torch perceived significant risk of Y2k non-compliance of a third party that may have a material impact on the financial condition of the Trust, joint testing would be undertaken during 1999 following upgrades and other remediation to hardware, software and communications links, as applicable, with the intent of determining that the remediation system being tested will perform as expected after December 31, 1999.

5. Test and Implement Solutions. Third party joint testing has not been considered necessary based on Torch's assessments of certain third parties' Y2k compliance information.

                          TORCH ENERGY ROYALTY TRUST

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures of third parties, the distributions, depletion deductions and Section 29 Credits available for allocation by the Trust to the Unitholders may be impacted. This contingency is being considered for capital budgeting and liquidity purposes. It is Torch's and the Trustee's intention to maintain adequate financial flexibility to sustain the Trust during any such period of cash flow disruption.

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 1999 and 1998 is derived from actual oil and gas produced during the three-month periods ended March 31, 1999 and 1998, respectively. Net profits income for the six-month periods ended June 30, 1999 and 1998 is derived from actual oil and gas produced during the six-month periods ended March 31, 1999 and 1998. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                     Three Months Ended June 30,
                               ---------------------------------------
                                     1999                 1998
                               ------------------   ------------------
                                Bbls       Mcf       Bbls       Mcf
                               of Oil    of Gas     of Oil    of Gas
                               ------   ---------   ------   ---------
Chalkley Field                  5,498     711,178    7,299     864,519
Robinson's Bend Field             ---     621,694      ---     710,891
Cotton Valley Fields              929     300,054    2,319     385,241
Austin Chalk Fields             7,901      66,479   11,016     103,798
                               ------   ---------   ------   ---------
                               14,328   1,699,405   20,634   2,064,449
                               ======   =========   ======   =========


                                      Six Months Ended June 30,
                               ---------------------------------------
                                     1999                1998
                               ------------------   ------------------
                                Bbls      Mcf        Bbls      Mcf
                               of Oil    of Gas     of Oil    of Gas
                               ------   ---------   ------   ---------
Chalkley Field                 11,190   1,392,188   14,557   1,702,295
Robinson's Bend Field             ---   1,315,111      ---   1,467,777
Cotton Valley Fields            2,079     625,896    3,984     763,770
Austin Chalk Fields            14,838     137,656   22,342     214,964
                               ------   ---------   ------   ---------
                               28,107   3,470,851   40,883   4,148,806
                               ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1998

For the three-month period ended June 30, 1999, net profits income was $2,213,000, down 37% from net profits income of $3,518,000 for the same period in 1998. Such decrease is due to significant declines in the average prices paid for oil and gas production attributable to the Underlying Properties combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 1999 was 1,699,405 Mcf, or 18% lower than gas production of 2,064,449 Mcf for the same period in 1998. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 1999 was 14,328 Bbls as compared to 20,634 Bbls for the same period in 1998. Such decreases in production are mainly due to normal production declines.

The average prices paid for production attributable to the Underlying Properties during the three-month period ended March 31, 1999 was $1.70 per MMBtu for gas and $7.66 per Bbl for oil as compared to $2.03 per MMBtu for gas and $12.36 per Bbl for oil during the same period in 1998. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1999, TEMI had accumulated Price Credits of $81,000, net to the Trust. Such Price Credits are related to distributions received by Unitholders during the quarter ended June 30, 1999. There was no Price Credit adjustment for determining the purchase price attributable to distributions received by Unitholders during the quarter ended June 30, 1998. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. No Price Differential adjustment was deducted in determining the purchase price for distributions received by Unitholders during the three-month periods ended June 30, 1999 and 1998.

General and administrative expenses amounted to $172,000 for the three-month period ended June 30, 1999 as compared to $198,000 during the three-month period ended June 30, 1998. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2,043,000, or $0.24 per Unit, for the three-month period ended June 30, 1999, as compared to $3,326,000, or $0.39 per Unit, for the same period in 1998. Cash distributions of $2,038,000, or $0.24 per Unit, were made during the quarter ended June 30, 1999 as compared to $3,354,000, or

                          TORCH ENERGY ROYALTY TRUST

$0.39 per Unit, for the same period in 1998. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended June 30, 1999 and 1998, generated from production during the three-month periods ended March 31, 1999 and 1998, were approximately $.08 and $0.09 per Unit, respectively.

SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1998

For the six-month period ended June 30, 1999, net profits income was $4,683,000, down 39% from net profits income of $7,670,000 for the same period in 1998.
Such decrease is due to significant declines in the average prices paid for oil and gas production attributable to the Underlying Properties combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 1999 was 3,470,851 Mcf, or 16% lower than gas production of 4,148,806 Mcf for the same period in 1998. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 1999 was 28,107 Bbls, as compared to 40,883 Bbls for the same period in 1998. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the six-month period ended March 31, 1999 was $1.79 per MMBtu for gas and $8.54 per Bbl for oil as compared to $2.21 per MMBtu for gas and $14.18 per Bbl for oil during the same period in 1998. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of June 30, 1999, TEMI had accumulated Price Credits of $81,000, net to the Trust. Such Price Credits are related to distributions received by Unitholders during the quarter ended June 30, 1999. Net Price Credits totaling $16,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month period ended June 30, 1999. No price credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six
months ended June 30, 1998.   Additionally, if the Index Price for gas exceeds
$2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. No Price Differential adjustment was deducted in calculating the purchase price relating to distributions received by Unitholders during the six-month period ended June 30, 1999. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month period ended June 30, 1998 by $605,000.

                          TORCH ENERGY ROYALTY TRUST

General and administrative expenses amounted to $351,000 for the six-month period ended June 30, 1999 as compared to $373,000 during the six-month period ended June 30, 1998. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $4,337,000, or $0.50 per Unit, for the six-month period ended June 30, 1999 as compared to $7,309,000, or $0.85 per Unit, for the same period in 1998. During the six-month period ended June 30, 1999, the Trust made distributions to Unitholders of $4,360,000, or $0.51 per Unit, as compared to $7,344,000, or $0.85 per Unit, for the same period in 1998. The Section 29 Credits relating to these distributions, generated from production during the six-month periods ended March 31, 1999 and 1998, were approximately $0.17 and $0.19, respectively.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 1999 and 1998, derived from production sold during the three-month and six-month periods ended March 31, 1999 and 1998, respectively, was computed as shown in the following tables:

                                          THREE MONTHS ENDED JUNE 30, 1999                  THREE MONTHS ENDED JUNE 30, 1998
                                     ----------------------------------------           ----------------------------------------
                                      CHALKLEY,                                          CHALKLEY,
                                    COTTON VALLEY                                       COTTON VALLEY
                                     AND AUSTIN       ROBINSON'S                         AND AUSTIN     ROBINSON'S
                                    CHALK FIELDS      BEND FIELD         TOTAL          CHALK FIELDS    BEND FIELD        TOTAL
                                     ------------    -------------      --------        ------------    -------------    --------
Oil and gas revenues...............        $1,969             $869                            $3,041           $1,238
                                     ------------    -------------                      ------------    -------------
Direct operating expenses:
 Lease operating expenses and
  property tax.....................           405              ---                               385              ---
 Severance tax.....................            86               15                               111               48
                                     ------------    -------------                      ------------    -------------
                                              491               15                               496               48
                                     ------------    -------------                      ------------    -------------
Net proceeds before capital
 expenditures......................         1,478              854                             2,545            1,190
Capital expenditures...............             2              ---                                32              ---
                                     ------------    -------------                      ------------    -------------

Net proceeds.......................         1,476              854                             2,513            1,190
Net profits percentage.............            95%              95%                               95%              95%
                                     ------------    -------------                      ------------    -------------
Net profits income.................        $1,402             $811        $2,213              $2,387           $1,131      $3,518
                                     =============   =============     =========        =============   =============     ========

                          TORCH ENERGY ROYALTY TRUST

                                          SIX MONTHS ENDED JUNE 30, 1999                     SIX MONTHS ENDED JUNE 30, 1998
                                     ----------------------------------------           ----------------------------------------
                                      CHALKLEY,                                          CHALKLEY,
                                    COTTON VALLEY                                       COTTON VALLEY
                                     AND AUSTIN       ROBINSON'S                         AND AUSTIN     ROBINSON'S
                                    CHALK FIELDS      BEND FIELD        TOTAL             CHALK FIELDS    BEND FIELD        TOTAL
                                     ------------    -------------     --------           ------------    -------------    --------

Oil and gas revenues................       $4,133           $1,950                            $6,578           $2,810
                                     ------------    -------------                      ------------    -------------

Direct operating expenses:
 Lease operating expenses and
  property tax......................          898              ---                               862              ---
 Severance tax......................          173               46                               230              126
                                     ------------    -------------                      ------------    -------------
                                            1,071               46                             1,092              126
                                     ------------    -------------                      ------------    -------------
Net proceeds before capital
 expenditures.......................        3,062            1,904                             5,486            2,684
Capital expenditures................           37              ---                                97              ---
                                     ------------    -------------                      ------------    -------------

Net proceeds........................        3,025            1,904                             5,389            2,684
Net profits percentage..............           95%              95%                               95%              95%
                                     ------------    -------------                      ------------    -------------
Net profits income..................       $2,874          $1,809        $4,683               $5,120           $2,550        $7,670
                                     ============     ===========      ========         ============     ============     =========

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

An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future Section 29 Credits. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest as defined below.

In computing the estimated undiscounted future cash flows attributable to the Net Profits Interest, estimated future oil and gas prices, as determined by management of Torch, are applied to estimated future production of oil and gas reserves over the

                          TORCH ENERGY ROYALTY TRUST

economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and
Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment, pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the six-month periods ended June 30, 1999 and 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          4. Instruments of defining the rights of security holders, including indentures.
            4.1  Form of Torch Energy Royalty Trust Agreement*
            4.2  Form of Louisiana Trust Agreement
            4.3  Specimen Trust Unit Certificate*
            4.4  Designation of Ancillary Trustee*

          27. - Financial Data Schedule.

*Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

                          TORCH ENERGY ROYALTY TRUST

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TORCH ENERGY ROYALTY TRUST

                                  By:    Wilmington Trust Company,
                                         Trustee


                                  By:  /s/ Bruce L. Bisson
                                       ---------------------------------------
                                  Bruce L. Bisson
                                  Vice President


Date:  August  6, 1999
     (The Trust has no employees, directors or executive officers.)