Form 10-Q
period 1999-09-30
TORCH ENERGY ROYALTY TRUST
filed 1999-11-12
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number    1-12474
                      -------------------------------------------------------

                          Torch Energy Royalty Trust
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                                74-6411424
-----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

1100 North Market Street, Wilmington, Delaware                19890
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        302/651-8584
                                                     ------------------------

                                   Not Applicable
-----------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X           No
                                    ------      -------

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") and the Year 2000 Issue are forward looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1999 and December 31, 1998, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 included herein have been reviewed by Ernst & Young LLP, independent accountants, as stated in their report appearing herein. The statements of distributable income and changes in Trust Corpus for the three-month and nine-month periods ended September 30, 1998 were reviewed by other accountants.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Wilmington Trust Company
 as Trustee of Torch Energy Royalty Trust and the Unitholders:

We have reviewed the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust as of September 30, 1999 and the related statements of distributable income and changes in trust corpus of the Torch Energy Royalty Trust for the three-month and nine-month periods then ended. The statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 were reviewed by other accountants whose report (dated November 11, 1998) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with the basis of accounting described in Note 2. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 1999 and for the three-month and nine-month periods then ended for them to be in conformity with the basis of accounting described in Note 2.


/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP
Houston, Texas
October 27, 1999

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                      September 30, 1999    December 31,1998
                                                      ------------------    ----------------
                                                         (Unaudited)
Cash..............................................       $         4           $         4
Net profits interests in oil and gas properties
(Net of accumulated amortization of $129,765
and $123,589 at September 30, 1999 and
December 31, 1998, respectively)..................            50,835                57,011
                                                         -----------           -----------
                                                         $    50,839           $    57,015
                                                         ===========           ===========

                         LIABILITIES AND TRUST CORPUS

Trust expense payable.............................       $       176           $       155
Trust corpus......................................            50,663                56,860
                                                         -----------           -----------
                                                         $    50,839           $    57,015
                                                         ===========           ===========



                     See notes to financial statements and
                   accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                         Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                         ----------------------------       ---------------------------
                                            1999           1998                1999           1998
                                           ------         ------              ------         ------
Net profits income......................    $2,471         $3,299             $7,154         $10,969
Interest income.........................         2              4                  7              16
                                            ------         ------             ------         -------
                                             2,473          3,303              7,161          10,985
                                            ------         ------             ------         -------
General and administrative expenses.....       166            175                517             548
                                            ------         ------             ------         -------
Distributable income....................    $2,307         $3,128             $6,644         $10,437
                                            ======         ======             ======         =======
Distributable income per Unit
  (8,600 Units).........................    $  .27         $  .36             $ . 77         $  1.21
                                            ======         ======             ======         =======
Distributions per Unit..................    $  .27         $  .36             $  .78         $  1.21
                                            ======         ======             ======         =======

                     See notes to financial statements and
                   accompanying accountants' review report.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                  (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                ---------------------------      ----------------------------
                                                    1999            1998            1999             1998
                                                -----------      ----------      -----------      -----------
Trust corpus, beginning of period..........         $52,649         $93,057          $56,860         $100,668
Amortization of net profits interests......          (1,988)         (3,671)          (6,176)         (11,247)
Distributable income.......................           2,307           3,128            6,644           10,437
Distributions to Unitholders...............          (2,305)         (3,096)          (6,665)         (10,440)
                                                    -------         -------          -------         --------
Trust corpus, end of period................         $50,663         $89,418          $50,663         $ 89,418
                                                    =======         =======          =======         ========

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST

Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended June 30, 1999 and 1998 from the Underlying Properties in the Robinson's Bend Field was approximately 33% (301 MMcf) and 26% (240
MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 1999 and 1998 from the Underlying Properties in the Robinson's Bend Field was approximately 32% (877 MMcf) and 24% (670 MMcf), respectively, below the Volume Limitation. If gas prices after 2002 are not substantially greater than gas prices in December 1998, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and
iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.

As of September 30, 1999, six Infill Wells have been drilled. Distributions received by Unitholders have not been impacted by these wells as gross revenues have not exceeded costs and expenses for each of the Infill Wells.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 1999 and 1998 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 1999 and 1998, respectively. General and administrative expenses are recognized on an accrual basis.

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

     In computing the estimated undiscounted future cash flows attributable to the Net Profits Interest, estimated future oil and gas prices, as determined by management of Torch, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment (see Note 5), pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the nine-month periods ending September 30, 1999 and 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 1998. As of September 30, 1999, TEMI had no remaining accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the

                          TORCH ENERGY ROYALTY TRUST

purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 1999 and 1998 by $13,000 and $621,000, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 1999 and 1998 were $3,553,000 and $4,551,000, respectively. Such gross revenues for the nine-month periods ended September 30, 1999 and 1998 were $10,281,000 and $14,798,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.281 per MMBtu for 1999 production and $0.274 per MMBtu for 1998 and 1997 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended September 30, 1999 and 1998, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three-month periods ended June 30, 1999 and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $323,000 and $386,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

During the nine-month periods ended September 30, 1999 and 1998, such fees, attributable to production during the nine-month periods ended June 30, 1999 and 1998, totaled $969,000 and $1,245,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 1999 and 1998 were $94,000 and $92,000, respectively. During the nine-month periods ended September 30, 1999 and 1998, such fees were $283,000 and $276,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 1999 and 1998 were $14,000 per period. Such fees during the nine-month periods September 30, 1999 and 1998 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

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

The risks of Y2k fall into three general areas: 1) Corporate Systems; 2) Field Systems; and 3) Third Party Exposure. Torch has formed a Y2k Team comprised of representatives from senior management, and representatives from the exploration, exploitation, accounting, legal and internal audit departments.
The costs of these assessments will not impact the Trust's distributions as such costs are borne by Torch pursuant to the Administrative Services Agreement between Torch and the Trustee. Torch is addressing each of these areas through a readiness process as described below:

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

4. Identify/Approve Solutions. Based upon the assessments of components' compliance, solutions were determined. These solutions included: 1) fix or replace the non-compliant component; 2) install patches or replacement items;
   3) develop workarounds; 4) identify alternate automated processes; 5) design manual procedures; and 6) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions.   Torch has completed an upgrade to its
   accounting software and achieved full Y2k compliance during the quarter ended June 30, 1999. In addition, Torch's network and desktop applications have been inventoried and will be Y2k compliant by November 30, 1999.

6. Contingency Planning. Should there be significant unanticipated disruptions in Torch's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. Torch has developed a business continuity plan which would be utilized in such situations.

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

4. Identify/Approve Solutions. Based upon the assessment of field systems, regarding compliance or non-compliance, the following solutions were determined: 1) fix or replace non-compliant items; 2) install patches or replacement items;3) develop workarounds; 4) design manual procedures; and 5) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions. Torch has upgraded and tested embedded components and systems in field process control units deemed to pose a significant non-compliance risk impacting the Trust's financial condition. All patches and upgrades relating to the Trust properties have been installed and tested. Additionally, an emergency response plan has been developed by Torch to handle outages of specific systems.

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

4. Identify/Approve Solutions. A list of critical third party vendors, customers and business partners was compiled. Information regarding certain third parties' Y2k compliance was assessed by Torch regarding the impact of such third parties' Y2k compliance on the Trust. Torch does not perceive a significant risk from Y2k non-compliance of a third party that would have a material impact on the financial condition of the Trust following the upgrades and other remediation to hardware, software and communications links.

5. Test and Implement Solutions. Third party joint testing has not been considered necessary based on Torch's assessments of certain third parties' Y2k compliance information.

                          TORCH ENERGY ROYALTY TRUST

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures of third parties, the distributions, depletion deductions and Section 29 Credits available for allocation by the Trust to the Unitholders may be impacted. This contingency is being considered for capital budgeting and liquidity purposes. It is Torch's and the Trustee's intention to maintain adequate financial flexibility to sustain the operations of the Underlying Properties during any such period of cash flow disruption.

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 1999 and 1998 is derived from actual oil and gas produced during the three-month periods ended June 30, 1999 and 1998, respectively. Net profits income for the nine-month periods ended September 30, 1999 and 1998 is derived from actual oil and gas produced during the nine-month periods ended June 30, 1999 and 1998.
Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                        Three Months Ended September 30,
                                     ---------------------------------------
                                            1999                 1998
                                     ------------------   ------------------
                                      Bbls       Mcf       Bbls       Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   ---------
Chalkley Field                        4,917     634,643    6,775     834,909
Robinson's Bend Field                   ---     643,637      ---     708,228
Cotton Valley Fields                  1,227     306,928    1,458     377,081
Austin Chalk Fields                   7,483      60,954   10,119      99,250
                                     ------   ---------   ------   ---------
                                     13,627   1,646,162   18,352   2,019,468
                                     ======   =========   ======   =========

                                        Nine Months Ended September 30,
                                     ---------------------------------------
                                            1999                1998
                                     ------------------   ------------------
                                      Bbls       Mcf       Bbls       Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   --------
Chalkley Field                       16,107   2,026,831   21,332   2,537,204
Robinson's Bend Field                   ---   1,958,748      ---   2,176,005
Cotton Valley Fields                  3,306     932,824    5,442   1,140,851
Austin Chalk Fields                  22,321     198,610   32,461     314,214
                                     ------   ---------   ------   ---------
                                     41,734   5,117,013   59,235   6,168,274
                                     ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

For the three-month period ended September 30, 1999, net profits income was $2,471,000, down 25% from net profits income of $3,299,000 for the same period in 1998. Such decrease is mainly due to declines in gas production.

Gas production attributable to the Underlying Properties for the three-month period ended June 30, 1999 was 1,646,162 Mcf, or 18% lower than gas production of 2,019,468 Mcf for the same period in 1998. Oil production attributable to the Underlying Properties for the three-month period ended June 30, 1999 was 13,627 Bbls as compared to 18,352 Bbls for the same period in 1998. Such decreases in production are mainly due to normal production declines.

The average prices paid for production attributable to the Underlying Properties during the three-month period ended June 30, 1999 was $1.98 per MMBtu for gas and $14.25 per Bbl for oil as compared to $2.04 per MMBtu for gas and $11.10 per Bbl for oil during the same period in 1998. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits in the amount of $81,000, net to the Trust, were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 1998. As of September 30, 1999, TEMI had no remaining accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the three-month periods ending September 30, 1999 and 1998 were reduced by $13,000 and $16,000, respectively, as a result of such Sharing Price arrangement.

General and administrative expenses amounted to $166,000 for the three-month period ended September 30, 1999 as compared to $175,000 during the three-month period ended September 30, 1998. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2,307,000, or $0.27 per Unit, for the three-month period ended September 30, 1999, as compared to $3,128,000, or $0.36 per Unit, for the same period in 1998. Cash distributions of $2,305,000, or $0.27 per Unit, were made during the quarter ended September 30, 1999 as compared to $3,096,000, or $0.36 per Unit, for the same period in 1998. The Section 29 Credits

                          TORCH ENERGY ROYALTY TRUST

relating to the distributions received by Unitholders during the quarter ended September 30, 1999 and 1998, generated from production during the three-month periods ended June 30, 1999 and 1998, were approximately $0.08 and $0.09 per Unit, respectively.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

For the nine-month period ended September 30, 1999, net profits income was $7,154,000, down 35% from net profits income of $10,969,000 for the same period in 1998. Such decrease is due to normal declines in oil and gas production combined with lower prices received by the Trust for oil and gas production.

Gas production attributable to the Underlying Properties for the nine-month period ended June 30, 1999 was 5,117,013 Mcf, or 17% lower than gas production of 6,168,274 Mcf for the same period in 1998. Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 1999 was 41,734 Bbls, as compared to 59,235 Bbls for the same period in 1998. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the nine-month period ended June 30, 1999 was $1.85 per MMBtu for gas and $10.40 per Bbl for oil as compared to $2.16 per MMBtu for gas and $13.23 per Bbl for oil during the same period in 1998. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distribution received by Unitholders during the nine-months ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distribution received by Unitholders during the nine-months ended September 30, 1998. As of September 30, 1999, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 1999 and 1998 by $13,000 and $621,000, respectively.

General and administrative expenses amounted to $517,000 for the nine-month period ended September 30, 1999 as compared to $548,000 during the nine-month period ended September 30, 1998. These expenses primarily relate to administrative services provided by Torch and the Trustee.

                          TORCH ENERGY ROYALTY TRUST

The foregoing resulted in distributable income of $6,644,000, or $0.77 per Unit, for the nine-month period ended September 30, 1999 as compared to $10,437,000, or $1.21 per Unit, for the same period in 1998. During the nine-month period ended September 30, 1999, the Trust made distributions to Unitholders of $6,665,000, or $0.78 per Unit, as compared to $10,440,000, or $1.21 per Unit, for the same period in 1998. The Section 29 Credits relating to these distributions, generated from production during the nine-month periods ended June 30, 1999 and 1998, were approximately $0.26 and $0.29, respectively.

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 1999 and 1998, derived from production sold during the three-month and nine-month periods ended June 30, 1999 and 1998, respectively, was computed as shown in the following tables:

                                       THREE MONTHS ENDED SEPT. 30, 1999          THREE MONTHS ENDED SEPT. 30, 1998
                                      -----------------------------------      ---------------------------------------
                                        CHALKLEY,                               CHALKLEY,
                                      COTTON VALLEY                            COTTON VALLEY
                                       AND AUSTIN     ROBINSON'S                 AND AUSTIN       ROBINSON'S
                                      CHALK FIELDS    BEND FIELD    TOTAL      CHALK FIELDS      BEND FIELD     TOTAL
                                      -------------   ----------    -----      -------------     ---------      -----
Oil and gas revenues................       $2,179        $1,051                    $2,925           $1,240
                                        ---------      --------                 ---------       ----------
Direct operating expenses:
 Lease operating expenses and
  property tax......................          430           ---                       537              ---
 Severance tax......................           85            43                       114               48
                                        ---------      --------                 ---------       ----------
                                              515            43                       651               48
                                        ---------      --------                 ---------       ----------
Net proceeds before capital
 expenditures.......................        1,664         1,008                     2,274            1,192
Capital expenditures................           70           ---                       (7)              ---
                                        ---------      --------                 ---------       ----------
Net proceeds........................        1,594         1,008                     2,281            1,192
Net profits percentage..............           95%           95%                       95%              95%
                                        ---------      --------                 ---------       ----------
Net profits income..................       $1,514          $957       $2,471       $2,167           $1,132     $3,299
                                       ==========      ========       ======    ==========      ==========     ======

                          TORCH ENERGY ROYALTY TRUST

                                       NINE MONTHS ENDED SEPT. 30, 1999          NINE MONTHS ENDED SEPT. 30, 1998
                                      -----------------------------------      --------------------------------------
                                        CHALKLEY,                               CHALKLEY,
                                      COTTON VALLEY                            COTTON VALLEY
                                       AND AUSTIN     ROBINSON'S                 AND AUSTIN       ROBINSON'S
                                      CHALK FIELDS    BEND FIELD     TOTAL      CHALK FIELDS      BEND FIELD     TOTAL
                                      -------------   ----------     -----      -------------     ---------      -----
Oil and gas revenues................      $6,312        $3,000                      $9,503           $4,050
                                        --------      --------                    --------         --------

Direct operating expenses:
 Lease operating expenses and
  property tax......................       1,328           ---                       1,399              ---
 Severance tax......................         258            88                         344              174
                                        --------      --------                    --------         --------
                                           1,586         2,912                       1,743              174
                                        --------      --------                    --------         --------
Net proceeds before capital
 expenditures.......................       4,726         2,912                       7,760            3,876
Capital expenditures................         107           ---                          90              ---
                                        --------      --------                    --------         --------

Net proceeds........................       4,619         2,912                       7,670            3,876
Net profits percentage..............          95%           95%                         95%              95%
                                        --------      --------                    --------         --------
Net profits income..................      $4,388        $2,766      $7,154          $7,287           $3,682      $10,969
                                        ========      ========      ======          ======         ========      =======

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

                          TORCH ENERGY ROYALTY TRUST

Price commitment, pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the nine-month periods ended September 30, 1999 and 1998. An impairment loss of $29.1 million was recognized during the fourth quarter of 1998.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            4. Instruments of defining the rights of security holders, including indentures.
            4.1  Form of Torch Energy Royalty Trust Agreement*
            4.2  Form of Louisiana Trust Agreement*
            4.3  Specimen Trust Unit Certificate*
            4.4  Designation of Ancillary Trustee*

           27.-  Financial Data Schedule.

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


Date:  November 5, 1999
       (The Trust has no employees, directors or executive officers.)