Form 10-K405
period 1999-12-31
TORCH ENERGY ROYALTY TRUST
filed 2000-03-30
CIK 912030

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               -----------------

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                          -----------  --------

                        Commission File Number 1-12474
                                               -------

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

                          YES    X       NO
                                ---        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 7, 2000 was approximately $ 34,937,500.

                          TORCH ENERGY ROYALTY TRUST

                           Annual Report on Form 10-K
                  For the fiscal year ended December 31, 1999

                               TABLE OF CONTENTS


                                                                                              Page
                                                                                             Number
                                                                                            ----------
PART I
              Item 1.          Business...........................................                   3
              Item 2.          Properties.........................................                   8
              Item 3.          Legal Proceedings..................................                  11
              Item 4.          Submission of Matters to a Vote of Unitholders.....                  11

PART II
              Item 5.          Market for Registrant's Units and Related
                               Unitholder Matters.................................                  12
              Item 6.          Selected Financial Data............................                  12
              Item 7.          Discussion and Analysis of Financial Condition and
                               Results of Operations..............................                  12
              Item 7a.         Quantitative and Qualitative Disclosures About
                               Market Risk........................................                  16
              Item 8.          Financial Statements and Supplementary Data........                  17
              Item 9.          Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure................                  31

PART III
              Item 10.         Directors and Executive Officers of the Registrant.                  31
              Item 11.         Executive Compensation.............................                  31
              Item 12.         Security Ownership of Certain Beneficial Owners
                               and Management.....................................                  31
              Item 13.         Certain Relationships and Related Transactions.....                  32

PART IV
              Item 14.         Exhibits, Financial Statement Schedules and
                               Reports on Form 8-K................................                  34
                   ---         Signatures

                          TORCH ENERGY ROYALTY TRUST

                                     PART I

ITEM 1.  BUSINESS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position and estimated quantities and net present values of reserves of the Torch Energy Royalty Trust ("Trust") are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Important factors that could cause actual results to differ materially from Torch's expectations ("Cautionary Statements") are disclosed under "Risk Factors" elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

Sales of coal seam and tight sands gas attributable to the Net Profits Interests prior to January 1, 2003 result in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 1999, 1998, and 1997, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.07, $1.06 and $1.05, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

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

MARKETING ARRANGEMENTS

In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2000, on a net equivalent Mcf of gas ("Mcfe") basis), the Specified Prices received weightings ranging from approximately 40% to 70% pertaining to production prior to August 31, 1997. Thereafter, the Specified Prices receive a weighting of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.84 per MMBtu in 1997 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

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

GATHERING, TREATING AND TRANSPORTATION ARRANGEMENTS

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.281 per MMBtu for 1999, and $0.274 per MMBtu for 1998 and 1997, plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field.
TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 1999, 1998 and 1997, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 1999, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,308,000, $1,650,000 and $1,965,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

NET PROFITS INTERESTS

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson's Bend Field production attributable to the Trust did not meet the Volume Limitation during the three years ended December 31, 1999 and is not expected to do so in the future.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net

                          TORCH ENERGY ROYALTY TRUST

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

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. An impairment of $29.1 million in the carrying value of the Net Profits Interest was recorded during the fourth quarter of 1998. No impairment was recorded for 1999 or 1997.


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

Robinson's Bend Field. The Underlying Properties include an average 42.7% working interest (31.6% net revenue interest) in 394 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately
$ 1.07, $1.06 and $1.05 per MMBtu in 1999, 1998 and 1997, respectively. This rate is adjusted annually for inflation. All of the wells in the Robinson's Bend Field are operated by an affiliate of Torch.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf, less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). Gross production during 1999, 1998 and 1997 attributable to distributions from the Underlying Properties in the Robinson's Bend Field averaged 652 MMcf, 719 MMcf and 787 MMcf per quarter, respectively, and was therefore 32%, 25% and 18%, respectively, less than the Volume Limitation for the year.

In calculating amounts paid to the Trust, lease operating expenses in the Robinson's Bend field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend field will be reduced substantially. If average prices following 2002 are not substantially greater than gas prices in December 1999, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend field.

                          TORCH ENERGY ROYALTY TRUST

Cotton Valley Fields. The Underlying Properties include an average 54.5% working interest (41.5% net revenue interest) in 41 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 qualifies for the Section 29 Tax Credits for productions of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average of 17.4% working interest (13.6% net revenue interest) in 90 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 qualifies for the Section 29 Credits for tight sands gas. A subsidiary of Torch operates eight wells in the Austin Chalk Fields. A majority of the wells in the Austin Chalk Fields are operated by Union Pacific Resources Corporation.

WELL COUNT AND ACREAGE SUMMARY

The following table shows, as of December 31, 1999, the gross and net interest in oil and gas wells for the Underlying Properties:

                                              Gas Wells              Oil Wells
                                          -----------------     ------------------
                                           Gross      Net         Gross      Net
                                          -------   -------     ---------  -------
Chalkley Field......................          6         1.5        ---       ---
Robinson's Bend Field...............        394       168.3        ---       ---
Cotton Valley Fields................         41        20.9        ---       ---
Austin Chalk Fields.................         39         8.7         51       7.6
                                          -----      ------        ---     -----
  Total.............................        480      199.40         51       7.6
                                          =====      ======        ===     =====

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 1999. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                Acreage
                                          ------------------
                                           Gross        Net
                                          -------     ------
Chalkley Field......................        2,152        425
Robinson's Bend Field...............       33,404     14,288
Cotton Valley Fields................        4,411      2,606
Austin Chalk Fields.................       35,439      6,507
                                          -------     ------
  Total.............................       75,406     23,826
                                          =======     ======

DRILLING ACTIVITY

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 1999. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by TRC and Velasco ("Gross Well"). A net well ("Net Well") represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

All of the wells shown below represent Infill Wells drilled on the Underlying Properties. The Net Profits Interest entitle the Trust to 20% of "Infill Net Proceeds." Infill Net Proceeds is defined as gross proceeds from the sale of production attributable to infill wells less all produciton, drilling and completion costs of such wells.

                          TORCH ENERGY ROYALTY TRUST

Infill Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis. Because costs of Infill Wells exceed proceeds of production, the Trust has not received any Infill Net Proceeds.

                                            Development Wells
              -------------------------------------------------------------------------
                             Gross                                    Net
              -----------------------------------      ---------------------------------
                              Dry                                      Dry
               Productive    Holes      Total            Productive   Holes      Total
              ------------- --------- -----------      ------------  -------   ---------
1997                6          0          6                  2.8        0          2.8
1998                0          0          0                    0        0            0
1999                1          0          1                   .9        0           .9

There was no other drilling activity on the Underlying Properties during the three years ended December 31, 1999.

OIL AND GAS SALES PRICES AND PRODUCTION COSTS

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating net profits income and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during the three years ended December 31, 1999 (derived from production during the twelve months ended September 30, 1999, 1998 and 1997, respectively).

                                                                              Chalkley, Cotton Valley
                                                                              and Austin Chalk Fields
                                                               ---------------------------------------------
                                                                        1999            1998            1997
                                                               --------------------  ----------  -----------
Production:
  Gas (MMcf)...................................................        4,171           5,135           6,186
  Oil (Mbbl)...................................................           54              74             107

Weighted average lifting cost per Mcfe.........................       $  .39          $  .34          $ 0.26
Weighted average taxes on production per Mcfe..................       $  .08          $ 0.09          $ 0.09
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 1.96          $ 2.12          $ 1.92
  Oil ($/Bbl)..................................................       $11.93          $12.71          $17.06

                                                                              Robinson's Bend Field
                                                               ---------------------------------------------
                                                                        1999            1998            1997
                                                               ------------------  --------------  ---------
Production:
  Gas (MMcf)...................................................        2,607           2,879           3,149
  Oil (Mbbl)...................................................          ---             ---             ---

Weighted average lifting cost per Mcfe.........................       $  ---(a)       $  ---(a)       $  ---(a)
Weighted average taxes on production per Mcfe..................       $  .06          $ 0.07          $ 0.09
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 1.63          $ 1.80          $ 1.61
  Oil ($/Bbl)..................................................       $  ---          $  ---          $  ---

----------
(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003. Average lifting costs per Mcfe were $2.47, $2.45 and $2.27, respectively, during 1999, 1998 and 1997, in the Robinson's Bend Field.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

                          TORCH ENERGY ROYALTY TRUST

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matter was submitted to the Unitholders for a vote in 1999.

                          TORCH ENERGY ROYALTY TRUST

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At March 1, 2000, there were 8,600,000 Units outstanding and approximately 645 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange ("NYSE") and the amount of quarterly cash distributions per Unit made by the Trust:

                                                                                      Cash
                                                          High         Low        Distributions
                                                         ------       ------      ------------
Quarter ended March 31, 1998.......................      $9.125       $6.250          $.464
Quarter ended June 30, 1998........................      $7.938       $6.688          $.390
Quarter ended September 30, 1998...................      $6.813       $5.250          $.360
Quarter ended December 31, 1998....................      $6.375       $4.250          $.288

Quarter ended March 31, 1999.......................      $5.063       $4.375          $.270
Quarter ended June 30, 1999........................      $6.250       $4.750          $.237
Quarter ended September 30, 1999...................      $5.938       $5.125          $.268
Quarter ended December 31, 1999....................      $5.375       $3.750          $.332

On March 17, 2000, the high and low sales price per unit on the NYSE was $4.188 and $4.000, respectively.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per Unit amounts)

                                               Year Ended December 31,
                               ------------------------------------------------------
                                 1999       1998        1997        1996       1995
                               -------    -------    --------    --------   ---------
Net profits income........     $10,174    $13,615    $ 15,183    $ 17,381    $ 22,427
Distributable income......     $ 9,511    $12,936    $ 14,525    $ 16,722    $ 21,787
Distributions declared....     $ 9,520    $12,917    $ 14,534    $ 16,727    $ 21,758
Distributable income
per Unit..................     $  1.11    $  1.50    $   1.69    $   1.94    $   2.53
Distributions per Unit....     $  1.11    $  1.50    $   1.69    $   1.95    $   2.53
Total assets (at end of
 period)..................     $49,143    $57,015    $100,845    $121,526    $137,179

Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

YEAR 2000 ISSUE

The Year 2000 problem ("Y2k") referred to the inability of computer and other information technology systems to properly process date and time information. The problem was caused, in part, by the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of the Y2k problem was that information technology and embedded processing systems were at risk of malfunction, particularly during the transition between 1999 to 2000. Due to the inter-dependence of computer and telecommunications systems throughout the world, the Trust, the Trust's

                          TORCH ENERGY ROYALTY TRUST

administrative services provider, Torch, their vendors, customers, business partners and government agencies were exposed to the possible adverse effects of the Y2k problem. Torch categorized Y2k risks into three general areas: 1) Corporate Systems, 2) Field Systems and 3) Third Party Exposure.

The Trust and Torch have not been impacted by the Y2k problem. Torch's corporate and field computer systems have operated and expect to continue operating with no Y2k-related disruptions. Additionally, the Trust and Torch have not been impacted by third parties' Y2k issues.

                          TORCH ENERGY ROYALTY TRUST

RESULTS OF OPERATIONS

Discussion of Years Ended December 31, 1999, 1998 and 1997

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds to the Trust for the years ended December 31, 1999, 1998 and 1997 is derived from actual oil and gas production from October 1, 1998 through September 30, 1999, October 1, 1997 through September 30, 1998 and October 1, 1996 through September 30, 1997, respectively. The following tables set forth, for the Underlying Properties, oil and gas sales attributable to distributions received by Unitholders during the three years ended December 31, 1999.

                                                  Bbls of Oil
                                    ---------------------------------------
                                       1999           1998           1997
                                    ---------      ---------      ---------
Chalkley Field................         20,881         26,736         40,260
Robinson's Bend Field.........            ---            ---            ---
Cotton Valley Fields..........          4,841          6,481          6,157
Austin Chalk Fields...........         27,797         41,174         60,236
                                    ---------      ---------      ---------
Total.........................         53,519         74,391        106,653
                                    =========      =========      =========

                                                    Mcf of Gas
                                    ---------------------------------------
                                      1999           1998           1997
                                    ---------      ---------      ---------
Chalkley Field................      2,683,448      3,219,550      4,195,263
Robinson's Bend Field.........      2,606,750      2,879,422      3,148,834
Cotton Valley Fields..........      1,234,693      1,469,645      1,385,461
Austin Chalk Fields...........        253,251        445,443        605,455
                                    ---------      ---------      ---------
Total.........................      6,778,142      8,014,060      9,335,013
                                    =========      =========      =========

For the year ended December 31, 1999, net profits income was $10,174,000, as compared to $13,615,000 and $15,183,000 for the same periods in 1998 and 1997, respectively. The decline in net profits income from 1998 resulted from normal production declines combined with lower average oil and gas prices paid to the Trust during 1999. The decline in net profits income from 1997 to 1998 was due to normal production declines offset by higher average gas prices to the Trust in 1998.

Gas production attributable to the distributions received by Unitholders during the year ended December 31, 1999 was 6,778,142 Mcf, as compared to gas production of 8,014,060 Mcf and 9,335,013 Mcf for the same periods in 1998 and 1997, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 1999 was 53,519 Bbls as compared to 74,391 Bbls and 106,653 Bbls for the same periods in 1997 and 1996, respectively.

As of December 31, 1999, seven infill wells were drilled and commenced production. Infill well oil production totaled 2,010, 1,700 and 2,075 Bbls during the years ended December 31, 1999, 1998 and 1997, respectively. Infill well gas production totaled 412,345, 344,458 and 274,577 Mcf during the three years ended December 31, 1999, 1998 and 1997, respectively. Distributions received by Unitholders have not been impacted by these wells as gross proceeds have not exceeded costs and expenses for such infill wells.

The average price used to calculate Net Proceeds for gas during the year ended December 31, 1999 was $1.95 per MMBtu as compared to $2.10 per MMBtu and $1.91 per MMBtu for the years ended December 31, 1998 and 1997, respectively. The average price used to calculate Net Proceeds for oil during the

                          TORCH ENERGY ROYALTY TRUST

years ended December 31, 1999, 1998 and 1997 was $11.93, $12.71 and $17.06 per
Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 1999, TEMI had no outstanding Price Credits. Net Price Credits in the amount of $97,000 and $317,000 were deducted in calculating the purchase price related to distributions during 1999 and 1997, respectively. TEMI accrued Price Credits in the amount of $97,000, net to Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the years ended December 31, 1999, 1998 and 1997 were reduced by $280,000, $650,000 and $406,000, respectively, as a result of such Sharing Price arrangement.

Lease operating expenses and capital expenditures deducted in calculating distributions during the years ended December 31, 1999, 1998 and 1997 totaled $1,849,000, $1,947,000 and $1,898,000, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the Net Proceeds from the Robinson's Bend Field prior to January 1, 2003. Severance tax deducted in calculating distributions during the years ended December 31, 1999, 1998 and 1997 totaled $498,000, $710,000 and $874,000, respectively, for all four fields.

General and administrative expenses during the years ended December 31, 1999, 1998 and 1997 amounted to $674,000, $700,000 and $678,000, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.

During the year ended December 31, 1998, an impairment of $29.1 million was recorded to the financial statement line item titled "Amortization of Net Profits Interest" on the Statement of Changes in Trust Corpus to reduce the carrying value of the Net Profits Interest in accordance with Financial Accounting Standards Board Statement No. 121. Such impairment was mainly attributable to depressed gas prices. This impairment did not impact current year cash distributions nor Section 29 Credits allocated to Unitholders and additionally will not affect future cash distributions and Section 29 Credits. No such impairment was recorded during the years ended December 31, 1999 and 1997.

For the year ended December 31, 1999, distributable income was $9,511,000, or $1.11 per Unit, as compared to $12,936,000, or $1.50 per Unit, and $14,525,000, or $1.69 per Unit, for the same periods in 1998 and 1997, respectively. Total cash distributions of $9,520,000 , or $1.11 per Unit, were made during the year ended December 31, 1999 as compared to $12,917,000, or $1.50 per Unit, and $14,534,000, or $1.69 per Unit, for the same periods in 1998 and 1997, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 1999, 1998 and 1997, totaled approximately $0.36, $0.38 and $0.41 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits received by the Trust during the years ended December 31, 1999, 1998, and 1997, derived from production sold during the twelve months ended September 30, 1999, 1998 and 1997, respectively, was computed as shown in the following table (in thousands):

                                                                       Year Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                                1999                            1998                            1997
                                 -------------------------------  ---------------------------------  ---------------------------
                                    Chalkley,                     Chalkley,                       Chalkley,
                                     Cotton                        Cotton                         Cotton
                                   Valley and                    Valley and                     Valley and
                                     Austin   Robinson's            Austin     Robinson's         Austin      Robinson's
                                     Chalk      Bend                Chalk        Bend              Chalk        Bend
                                     Fields     Field     Total     Fields       Field     Total   Fields      Field     Total
                                     ------     -----     -----    -------      ------     -----    ------     -------    ------
Oil and gas revenues...........        $8,817    $4,239           $11,812        $5,176            $13,694     $5,060
Direct operating expenses:
  Lease operating expenses
   and property tax............         1,727     ---(a)            1,876         ---(a)             1,801     ---(a)
  Severance tax................           341       157               498           212                593        281
                                       ------    ------           -------        ------            -------     ------
                                        2,068       157             2,374           212              2,394        281
                                       ------    ------           -------        ------            -------     ------
Net proceeds before
   capital expenditures........         6,749     4,082             9,438         4,964             11,300      4,779
Capital expenditures...........           122       ---                71           ---                 97        ---
                                       ------    ------           -------        ------            -------     ------
Net proceeds...................         6,627     4,082             9,367         4,964             11,203      4,779
Net profits percentage.........            95%       95%               95%           95%                95%        95%
                                       ------    ------           -------        ------            -------     ------
Net profits income.............        $6,296    $3,878  $10,174  $ 8,899        $4,716   $13,615  $10,643     $4,540     $15,183
                                       ======    ======  =======  =======        ======   =======  =======     ======     =======

------------
(a) Lease operating expenses are not deducted in calculating Net Proceeds until January 1, 2003. Lease operating expenses and property taxes were $ 6,438, $7,041 and $7,163 during 1999, 1998 and 1997, respectively.


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

                          TORCH ENERGY ROYALTY TRUST

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                     -----
Independent Auditors' Reports................................................................          18
Statements of Assets, Liabilities and Trust Corpus at December 31, 1999 and 1998.............          20
Statements of Distributable Income for the Years Ended December 31, 1999, 1998 and 1997......          21
Statements of Changes in Trust Corpus for the Years Ended December 31, 1999, 1998 and 1997...          22
Notes to Financial Statements................................................................          23

                          INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 1999, and the related statement of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, on the basis of accounting described in Note 2.



/s/ Ernst & Young LLP
----------------------
Houston, Texas
March 17, 2000

                          INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
  as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 1998 and the related statements of distributable income and changes in trust corpus for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 on the basis of accounting described in Note 2.


/s/ KPMG LLP
------------
Houston, Texas
March 26, 1999

                          TORCH ENERGY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                     ASSETS

                                                                       December 31,   December 31,
                                                                          1999            1998
                                                                       ------------   ------------
Cash.................................................................    $     2        $     4
Net profits interests in oil and gas properties (net of accumulated amortization of $131,459 and $123,589 at December 31, 1999
 and 1998, respectively).............................................     49,141         57,011
                                                                         -------        -------
                                                                         $49,143        $57,015
                                                                         =======        =======
                     LIABILITIES AND TRUST CORPUS

Trust expense payable................................................    $   161        $   155
Trust corpus.........................................................     48,982         56,860
                                                                         -------        -------
                                                                         $49,143        $57,015
                                                                         =======        =======



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                                               Year Ended December 31,
                                                         ------------------------------------
                                                           1999          1998           1997
                                                         -------       --------       -------
Net profits income.................................      $10,174        $13,615       $15,183
Interest income....................................           11             21            20
                                                         -------       --------       -------
                                                          10,185         13,636        15,203
General and administrative expenses................          674            700           678
                                                         -------       --------       -------
Distributable income...............................      $ 9,511        $12,936       $14,525
                                                         =======       ========       =======
Distributable income per Unit (8,600 Units)........      $  1.11        $  1.50       $  1.69
                                                         =======       ========       =======
Distributions per Unit.............................      $  1.11        $  1.50       $  1.69
                                                         =======       ========       =======



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)


                                                                  Year Ended December 31,
                                                           -------------------------------------
                                                            1999          1998           1997
                                                           -------      --------       --------
Trust corpus, beginning of year......................      $56,860      $100,668       $121,362
Amortization of Net Profits Interests................       (7,869)      (43,827)       (20,685)
Distributable income.................................        9,511        12,936         14,525
Distributions to Unitholders.........................       (9,520)      (12,917)       (14,534)
                                                           -------      --------       --------
Trust Corpus, end of year............................      $48,982      $ 56,860       $100,668
                                                           =======      ========       ========



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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. Under the Trust Agreement, the Trustee receives the payments attributable to the Net Profits Interests and pays all expenses, liabilities and obligations of the Trust. The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee is entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. The Trustee is entitled to cause the Trust to borrow from any source, including from the entity serving as Trustee, provided that the entity serving as Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgement and the power of sale with or without judicial proceedings; and (iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, must be similar to the terms which the Trustee would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and the Trustee shall by entitled to enforce its rights with respect to any such indebtedness and security interest as if it were not then serving as Trustee.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

-- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 1999, 1998 and 1997 are derived from oil and gas production sold during the twelve-month periods ended September 30, 1999, 1998 and 1997, respectively. General and administrative expenses are recognized on an accrual basis.

-- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

--  Distributions to Unitholders are recorded when declared by the Trustee.

-- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest.

    In computing the estimated undiscounted future cash flows, estimated future oil and gas prices as determined by Torch management, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves and pursuant to the Trust Agreement. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment, pursuant to the Purchase Contract, until the Trust dissolves. Based on Torch management's pricing assumptions and production estimates by T.J. Smith & Company, Inc., Ryder Scott Company and H.J. Gruy and Associates ("Independent Reserve Engineers") at December 31, 1999, the present value of the estimated pre-tax future net cash flow, discounted at 10%, for the proved reserves attributable to the Net Profits Interest will be less than $25 million in 2003. Pursuant to the Trust Agreement, it was assumed that the Trust would then dissolve and the remaining assets of the Trust would be sold and the proceeds therefrom would be distributed to the Unitholders. The aforementioned impairment test resulted in a $29.1 million write-down in the carrying value of the Net Profits Interest during the fourth quarter of 1998.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


-- The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2000, on an Mcfe basis), the Specified Prices received weightings ranging from approximately 40% to 70% pertaining to production prior to August 31, 1997. Thereafter, the Specified Prices receive a weighting of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.84 per MMBtu in 1997 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 1999, TEMI had no outstanding Price Credits. Net Price Credits in the amount of $97,000 and $317,000 were deducted in calculating the purchase price related to distributions during 1999 and 1997, respectively. TEMI accrued Price Credits in the amount of $97,000, net to the Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 1999, 1998 and 1997 were reduced by $280,000, $650,000 and $406,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1999, 1998 and 1997 were $14,365,000, $18,638,000 and
$20,719,000, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.281 per MMBtu for 1999 and $0.274 per MMBtu for 1998 and 1997), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 1999, 1998 and 1997, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 1999, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,309,000, $1,650,000 and $1,965,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net

Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $197,000, $196,000, and $182,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with the Conveyance, no overhead fees were deducted in calculating the Net Proceeds from the Robinson Bend properties.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $377,000, $368,000 and $366,000 were paid by the Trust to Torch during the three years ended December 31, 1999, 1998 and 1997, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 1999, 1998 and 1997. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


6.  Supplemental Oil and Gas Information (Unaudited)

Total proved oil and gas reserves attributable to the Net Profits Interests are primarily based upon reserve reports prepared by the Independent Reserve Engineers. Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. In accordance with terms of the Robinson's Bend Field Conveyance, no operating or developing costs prior to January 1, 2003 were deducted from the Robinson's Bend Field future net revenues.

Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 1999, 1998 and 1997, based on reserve reports prepared by the Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 1999 were 28.7 billion cubic feet equivalent to ("Bcfe") as compared to 1998 year-end reserves of 33.6 Bcfe. The 1999 reserve decline is primarily due to 1999 production of 5.4 Bcfe. Year-end reserves at December 31, 1997 were 42.0 Bcfe as compared to 1998 year-end reserves of 33.6 Bcfe. The reduction in reported reserves includes 1998 production of 6.3 Bcfe and a negative reserve revision of 2.1 Bcfe. Such reserve revision was primarily a result of a decline in natural gas prices in 1998 as compared to 1997.

           Description                      1999                    1998                    1997
---------------------------------     -----------------      -------------------      -----------------
                                        Oil       Gas          Oil         Gas          Oil       Gas
                                       (Mbbl)    (MMcf)       (Mbbl)     (MMcf)        (Mbbl)   (MMcf)
                                      -------    ------      --------   --------      -------   -------
Proved reserves at beginning of
 year............................       136      32,800         202     40,804         293       56,455
Revisions........................        34         360         (36)    (1,860)        (42)      (8,474)
Extensions and discoveries.......       ---         ---         ---        ---         ---          ---
Production.......................       (28)     (5,275)        (30)    (6,144)        (49)      (7,177)
                                      -----      ------         ---     ------         ---       ------
Proved reserves at end of year...       142      27,885         136     32,800         202       40,804
                                      =====      ======         ===     ======         ===       ======
Proved developed reserves at
 beginning of year...............       124      29,190         191     38,359         270       51,027
                                      =====      ======         ===     ======         ===       ======
Proved developed reserves at end
 of year.........................       141      27,414         124     29,190         191       38,359
                                      =====      ======         ===     ======         ===       ======

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 1999, 1998 and 1997 are presented in the following table:

                                                                           December 31,
                                                                 ---------------------------------
                                                                  1999         1998         1997
                                                                 -------      -------      -------
Future cash inflows.........................................     $ 85,450     $ 80,970     $121,836
Future costs and expenses...................................      (25,654)     (22,268)     (27,536)
                                                                 --------     --------     --------
Net future cash flows.......................................       59,796       58,702       94,300
Discount at 10% for timing of cash flows....................      (18,025)     (16,818)     (29,671)
                                                                 --------     --------     --------
Present value of future net cash flows for proved reserves..     $ 41,771     $ 41,884     $ 64,629
                                                                 ========     ========     ========


The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 1999, 1998 and 1997:

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                  1999           1998           1997
                                                                --------       --------       --------
Balance at beginning of year...............................     $ 41,884       $ 64,629       $ 96,025
Production.................................................      (10,523)       (11,933)       (14,756)
Accretion to discount......................................         (419)           642          9,603
Extensions and discoveries.................................         ----           ----           ----
Revision of prior-year estimates, change in prices
 and other.................................................       10,829        (11,454)       (26,243)
                                                                --------       --------       --------
Balance at end of year.....................................     $ 41,771       $ 41,884       $ 64,629
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

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest for qualifying coal seam and tight sand production at December 31, 1999, 1998, and 1997. Such estimates are based upon the production estimates set forth in the reserve reports prepared by the Independent Reserve Engineers. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of approximately $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of approximately $1.07, $1.06 and $1.05 per MMBtu for 1999, 1998 and 1997, respectively.

                                                                           December 31,
                                                                -----------------------------
                                                                 1999       1998        1997
                                                                ------    -------     -------
Undiscounted...............................................     $7,575    $10,557     $13,974
                                                                ======    =======     =======
Discounted present value at 10%............................     $6,308    $ 8,436     $10,739
                                                                ======    =======     =======

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


7.  Quarterly Financial Data (Unaudited - in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                                                   Distributable
                                                    Net Profits    Distributable      Income
                                                      Income          Income         Per Unit
                                                    -----------    -------------   -------------
Quarter ended March 31, 1999....................     $ 2,470         $ 2,294           $ .27
Quarter ended June 30, 1999.....................       2,213           2,043             .24
Quarter ended September 30, 1999................       2,471           2,307             .27
Quarter ended December 31, 1999.................       3,020           2,867             .33
                                                     -------         -------           -----
                                                     $10,174          $9,511           $1.11
                                                     =======         =======           =====

Quarter ended March 31, 1998....................     $ 4,152         $ 3,983           $0.46
Quarter ended June 30, 1998.....................       3,518           3,326            0.39
Quarter ended September 30, 1998................       3,299           3,128            0.36
Quarter ended December 31, 1998.................       2,646           2,499            0.29
                                                     -------         -------           -----
                                                     $13,615         $12,936           $1.50
                                                     =======         =======           =====

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 20, 1999 the firm of KPMG LLP was replaced as the Trust's principal independent accountant and auditors to audit all the Trust's financial statements with the firm of Ernst & Young LLP. The Trust had no disagreements with KPMG LLP concerning their audit or the application of accounting principles.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2000, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors.

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

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $377,000, $368,000 and $366,000 were paid by the Trust to Torch during the years ended December 31, 1999, 1998 and 1997, respectively.

Marketing Arrangement

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 1999, TEMI had no outstanding Price Credits. TEMI may be entitled to deduct Price Credits in calculating the purchase price in the future when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 and $317,000 were deducted in calculating the purchase price related to distributions received by Unitholders during 1999 and 1997, respectively. TEMI accrued Price Credits in the amount of $97,000, net to the Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 1999, 1998 and 1997 were reduced by $280,000, $650,000 and $406,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 1999, 1998 and 1997 were $14,365,000, $18,638,000 and
$20,719,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($.281 per MMBtu for 1999 and $0.274 per MMBtu for 1998 and 1997), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 1999, 1998 and 1997, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the 12 months ended September 30, 1999, 1998 and 1997 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,309,000, $1,650,000 and $1,965,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements:

         Torch Energy Royalty Trust
           Independent Auditors' Reports
           Statements of Assets, Liabilities and Trust Corpus at December 31,
             1999 and 1998
           Statements of Distributable Income for the Years Ended December 31,
             1999, 1998 and 1997
           Statements of Changes in Trust Corpus for the Years Ended December
             31, 1999, 1998 and 1997
           Notes to Financial Statements

         Torch Energy Advisors Incorporated and Subsidiaries ("Torch") and Torch's Predecessor ("Predecessor")
           Independent Auditors' Report
           Consolidated Balance Sheet of Torch as of December 31, 1999 and 1998 and the Related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income, and Cash Flows for the years ended December 31, 1999, 1998 and 1997
           Predecessor's Consolidated Statement of Operations, Predecessor's
             Equity and Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3.  Exhibits

EXHIBIT
NUMBER EXHIBIT
--------------

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

                          TORCH ENERGY ROYALTY TRUST

     10.8 -  Standby Performance Agreement between Torch and the Trust.*
     10.9 -  Amendment to Water Gathering Contract.*
     10.10- First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994).

23.  Consents of experts and counsel.
     23.1 -  Consent of T.J. Smith & Company, Inc.
     23.2 -  Consent of H.J. Gruy and Associates, Inc.
     23.3 -  Consent of Ryder Scott Company

27.  Financial Data Schedule

99.  Additional Exhibits.
     99.1  Financial Statements of Torch Energy Advisors Incorporated.

 * Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b)  Report on Form 8-K:

     None filed during the quarter ended December 31, 1999.

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

Date:  March 24, 2000

   (The Trust has no directors or executive officers.)

                           TORCH ENERGY ROYALTY TRUST

  Torch Energy Royalty Trust
  Rodney Square North
  1100 North Market Street
  Wilmington, Delaware  19890
  Attention:  Corporate Trust Administration

  Legal Counsel
  Haynes and Boone, L.L.P.
  Houston, Texas

  Tax Counsel
  Haynes and Boone, L.L.P.
  Houston, Texas

  Auditors
  Ernst & Young L.L.P.
  Houston, Texas

  Transfer Agent and Registrar
  Wilmington Trust Company
  1100 North Market Street
  Wilmington, Delaware  19890
  Attention:  Corporate Trust Administration