Form 10-Q
period 2000-03-31
TORCH ENERGY ROYALTY TRUST
filed 2000-05-15
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number   1-12474
                      ---------------------------------------------------------

                          Torch Energy Royalty Trust
-------------------------------------------------------------------------------
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

                                 Yes    X           No
                                    --------          _______

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION
------------

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2000 and December 31, 1999, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS


                                                                 March 31, 2000               December 31, 1999
                                                          -------------------------      --------------------------
                                                                   (Unaudited)

Cash.................................................         $          5                   $           2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $133,252 and
$131,459 at March 31, 2000 and December 31, 1999,
respectively)........................................               47,348                          49,141
                                                          -------------------------      -------------------------
                                                               $    47,353                   $      49,143
                                                          =========================      ==========================

                                 LIABILITIES AND TRUST CORPUS


Trust expense payable................................          $       161                   $         161
Trust corpus.........................................               47,192                          48,982
                                                          -------------------------      -------------------------
                                                               $    47,353                   $      49,143
                                                          =========================      ==========================


                       See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)


                                                Three Months Ended March 31,
                                         ---------------------------------------
                                                   2000              1999
                                                  ------            ------

 Net profits income..................             $2,819            $2,470

 Interest income.....................                  1                 3
                                                  ------            ------
                                                   2,820             2,473
                                                  ------            ------
 General and
 administrative expenses.............                160               179
                                                  ------            ------
 Distributable income................             $2,660            $2,294
                                                  ======            ======
 Distributable income
   per Unit (8,600,000 Units)........             $  .31            $  .27
                                                  ======            ======
  Distributions per Unit.............             $  .31            $  .27
                                                  ======            ======


                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                  (Unaudited)


                                              Three Months Ended March 31,
                                             -----------------------------
                                                 2000             1999
                                             -------------   -------------


Trust corpus, beginning of period......         $48,982         $56,860

Amortization of Net Profits Interests..          (1,793)         (2,134)

Distributable income...................           2,660           2,294

Distributions to Unitholders...........          (2,657)         (2,322)
                                                -------         -------

Trust corpus, end of period............         $47,192         $54,698
                                                =======         =======


                      See notes to financial statements.

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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 1999 and 1998 production from qualifying coal seam properties were approximately $1.07 and $1.06, respectively, for each MMBtu of gas produced and sold during the years ended December 31, 1999 and 1998. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST

Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 35% (315 MMcf) and 28% (254
MMcf), respectively, below the Volume Limitation. If average gas prices following 2002 do not substantially exceed prices received in December 1999, the Trust anticipates that it will not receive net profits payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2000 and 1999 are derived from oil and gas production sold during the three-month periods ended December 31, 1999 and 1998, respectively. General and administrative expenses are recognized on an accrual basis.

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

     In computing the estimated undiscounted future cash flows attributable to the Net Profits Interest, estimated future oil and gas prices, as determined by Torch management, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these computations that TEMI continues its Minimum Price commitment (see Note 5), pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the first quarter of 2000 and 1999.

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the

                          TORCH ENERGY ROYALTY TRUST

estimated reserves as of January 1, 2000, on an Mcfe basis), the Specified Prices receive weightings of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.85 per MMBtu in 1998 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. The deduction of Price Credits in calculating the purchase price of gas reduced distributions received by the Unitholders during the three months ended March 31, 1999 by $97,000. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended March 31, 2000. As of March 31, 2000, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended March 31, 2000 being reduced by $263,000. Distributions received by Unitholders during the three months ended March 31, 1999 were not impacted by the Price Differential.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 2000 and 1999 were $3,801,000 and $3,589,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in

                          TORCH ENERGY ROYALTY TRUST

calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.281 per MMBtu and $0.274 per MMBtu for 1999 and 1998 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three months ended March 31, 2000 and 1999, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three months ended December 31, 1999 and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $321,000 and $344,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 2000 and 1999 were $95,000 and $94,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2000 and 1999 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------------------------------
         OPERATIONS
         -----------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 2000 and 1999 is derived from actual oil and gas produced during the three months ended December 31, 1999 and 1998, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                     Three Months Ended March 31,
                           -----------------------------------------
                                  2000                1999
                           ------------------   --------------------
                            Bbls        Mcf      Bbls        Mcf
                           of Oil     of Gas    of Oil      of Gas
                           ------   ---------   ------    --------
Chalkley Field              4,549     580,186    5,692     681,010
Robinson's Bend Field         ---     629,060      ---     693,417
Cotton Valley Fields          991     296,194    1,150     325,842
Austin Chalk Fields         5,199      47,882    6,937      71,177
                            -----   ---------   ------   ---------
                           10,739   1,553,322   13,779   1,771,446
                           ======   =========   ======   =========

For the three months ended March 31, 2000, net profits income was $2,819,000, up 14% from net profits income of $2,470,000 for the same period in 1999. Such increase is due to significant increases in the average price paid for oil and gas production attributable to the Underlying Properties during 2000 as compared to 1999.

Gas production attributable to the distributions received by Unitholders during the three months ended March 31, 2000 was 1,553,322 Mcf, or 12% lower than gas production of 1,771,446 Mcf for the same period in 1999. Oil production attributable to distributions received by Unitholders during the quarter ended March 31, 2000 was 10,739 Bbls as compared to 13,779 Bbls for the same period in 1999. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas during the three months ended March 31, 2000 was $2.25 per MMBtu for gas and $19.38 per Bbl for oil as compared to $1.87 per MMBtu for gas and $9.45 per Bbl for oil during the same period in 1999. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the

                          TORCH ENERGY ROYALTY TRUST

purchase price related to distributions received by Unitholders during the three months ended March 31, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended March 31, 2000. As of March 31, 2000, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2000 by $263,000. Distributions received by Unitholders during the quarter ended March 31, 1999 were not impacted by the Price Differential.

General and administrative expenses amounted to $160,000 for the three months ended March 31, 2000 as compared to $179,000 during the three months ended March 31, 1999. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2,660,000, or $.31 per Unit, for the three months ended March 31, 2000, as compared to $2,294,000, or $.27 per Unit, for the same period in 1999. Cash distributions of $2,657,000, or $0.31 per Unit, were made during the quarter ended March 31, 2000 as compared to $2,322,000, or $0.27 per Unit, for the same period in 1999. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 1999 and 1998, were approximately $0.08 and $0.09 per Unit for each period, respectively.

                          TORCH ENERGY ROYALTY TRUST


Net profits income (in thousands) received by the Trust during the three month periods ended March 31, 2000 and 1999, derived from production sold during the three months ended December 31, 1999 and 1998, respectively, was computed as shown in the following table:

                                      THREE MONTHS ENDED MARCH 31, 2000                  THREE MONTHS ENDED MARCH 31, 1999
                                   -------------------------------------------------------------------------------------------
                                      CHALKLEY,                                       CHALKLEY,
                                    COTTON VALLEY                                   COTTON VALLEY
                                     AND AUSTIN        ROBINSON'S                    AND AUSTIN         ROBINSON'S
                                    CHALK FIELDS       BEND FIELD        TOTAL      CHALK FIELDS        BEND FIELD     TOTAL
                                   -------------       ----------       -------    -------------        ----------    -------

Oil and gas revenues................   $  2,290        $  1,190                     $  2,164             $  1,081
                                       --------        --------                     --------             --------
Direct operating expenses:
 Lease operating expenses and
  property tax......................        374             ---                          493                  ---
 Severance tax......................         75              83                           87                   31
                                       --------        --------                     --------             --------
                                            449              83                          580                    31
                                       --------        --------                     --------             ---------
Net proceeds before capital
 expenditures.......................      1,841           1,107                        1,584                 1,050
Capital expenditures................        (19)            ---                           35                   ---
                                       --------        --------                     --------             ---------

Net proceeds........................      1,860           1,107                        1,549                 1,050
Net profits percentage..............         95%             95%                          95%                   95%
                                       --------        --------                     --------             ---------
Net profits income..................   $  1,767        $  1,052         $ 2,819     $  1,472             $     998     $ 2,470
                                       ========        ========         =======     ========             =========     =======

In calculating amounts paid to the Trust, lease operating expenses in the Robinson's Bend Field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend Field will be reduced substantially. If gas prices after 2002 are not substantially greater than gas prices in December 1999, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

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

In computing the estimated undiscounted future cash flows, estimated future oil and gas prices, as determined by Torch management, are applied to estimated future production of oil and gas reserves over the economic lives of the reserves. If the aforementioned undiscounted future cash flows and Section 29 Credits are less than the carrying value of the Net Profits Interest, an impairment provision is recognized. The fair value of the Net Profits Interest is computed by discounting the aforementioned cash flows and Section 29 Credits by 10%. Additionally, it is assumed for these

                          TORCH ENERGY ROYALTY TRUST

computations that TEMI continues its Minimum Price commitment, pursuant to the Purchase Contract, until the Trust dissolves. Based on the aforementioned impairment procedures, no impairment loss was recognized during the first quarter of 2000 or 1999.

Based on Torch management's pricing assumptions and production estimates by independent reserve engineers at December 31, 1999, the present value of the estimated pre-tax future net cash flow, discounted at 10%, for the proved reserves attributable to the Net Profits Interest will be less than $25 million in 2003. Pursuant to the Trust Agreement, it was assumed for impairment calculation purposes that the Trust would then dissolve and the remaining assets of the Trust would be sold and the proceeds therefrom would be distributed to the Unitholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By: /s/ Bruce L. Bisson
                                     ________________________
                                  Bruce L. Bisson
                                  Vice President


Date:  May 3, 2000
     (The Trust has no employees, directors or executive officers.)