Form 10-Q
period 2000-06-30
TORCH ENERGY ROYALTY TRUST
filed 2000-08-14
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number   1-12474
                       -----------

                          Torch Energy Royalty Trust
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      74-6411424
-------------------------------                  -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

1100 North Market Street, Wilmington, Delaware              19890
----------------------------------------------          --------------
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

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") are forward looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2000 and December 31, 1999, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST
              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)


                                    ASSETS


                                                      June 30, 2000    December 31,1999
                                                      -------------    ----------------
                                                       (Unaudited)

Cash...............................................         $     7             $     2
 Net profits interests in oil and gas properties
 (Net of accumulated amortization of $135,124
 and $131,459 at June 30, 2000 and
 December 31, 1999, respectively)..................          45,476              49,141
                                                            -------             -------
                                                            $45,483             $49,143
                                                            =======             =======

                         LIABILITIES AND TRUST CORPUS

Trust expense payable..............................         $   135             $   161
Trust corpus.......................................          45,348              48,982
                                                            -------             -------
                                                            $45,483             $49,143
                                                            =======             =======

                       See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                        Three Months Ended June 30,            Six Months Ended June 30,
                                        ---------------------------            -------------------------
                                             2000       1999                       2000       1999
                                            ------     ------                     ------     ------
Net profits income......................    $3,090     $2,213                     $5,909     $4,683

Interest income.........................         4          2                          5          5
                                            ------     ------                     ------     ------

                                             3,094      2,215                      5,914      4,688
                                            ------     ------                     ------     ------

General and
  administrative expenses...............       125        172                        285        351
                                            ------     ------                     ------     ------

Distributable income....................    $2,969     $2,043                     $5,629     $4,337
                                            ======     ======                     ======     ======

Distributable income per Unit
  (8,600 Units).........................    $  .35     $  .24                     $  .65     $  .50
                                            ======     ======                     ======     ======

Distributions per Unit..................    $  .34     $  .24                     $  .65     $  .51
                                            ======     ======                     ======     ======

                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)

                                  (Unaudited)



                                        Three Months Ended June 30,            Six Months Ended June 30,
                                        ---------------------------            -------------------------
                                              2000       1999                      2000       1999
                                            -------    --------                   -------    -------
Trust corpus, beginning of period.......... $47,192    $54,698                    $48,982    $56,860

Amortization of net profits interests......  (1,872)    (2,054)                    (3,665)    (4,188)

Distributable income.......................   2,969      2,043                      5,629      4,337

Distributions to Unitholders...............  (2,941)    (2,038)                    (5,598)    (4,360)
                                            -------    -------                    -------    -------

Trust corpus, end of period................ $45,348    $52,649                    $45,348    $52,649
                                            =======    =======                    =======    =======

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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The estimated Section 29 Credit rate for 2000 coal seam production is $1.04 for each MMBtu of gas produced and sold. The
Section 29 Credits available for 1999 and 1998 production from qualifying coal seam properties were approximately $1.04 and $1.06, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The
Section 29 Credit available for production from qualifying tight sands properties is $0.517 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1,

                          TORCH ENERGY ROYALTY TRUST


2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 38% (351
MMcf) and 35% (322 MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 36% (666 MMcf) and 32% (576 MMcf), respectively, below the Volume Limitation. If gas prices after 2002 are not substantially greater than gas prices in December 1999, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells as gross revenues have not exceeded costs and expenses for the Infill Wells.

Effective April 1, 2000, Torch sold its interest in eight infill wells and its approximate 5% interest in the Cotton Valley field. The properties were conveyed subject to the terms and conditions of the Trust Agreement. The Trust's Net Profit Interest and Trust Corpus were not impacted by the sale.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2000 and 1999 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2000 and

                          TORCH ENERGY ROYALTY TRUST

     1999, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the six-month periods ending June 30, 2000 and 1999.

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In

                          TORCH ENERGY ROYALTY TRUST


calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2000, on an Mcfe basis), the Specified Prices currently receive weightings of approximately 10% and less. The Average Market Prices receive the balance of the weighting. The Specified Prices for gas increase each year from $1.85 per MMBtu in 1998 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits totaling $16,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month period ended June 30, 1999. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the six months ended June 30, 2000. As of June 30, 2000, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing distributions received by Unitholders during the six-month period ended June 30, 2000 by $498,000. No Price Differential adjustments were deducted in calculating the purchase price relating to distributions received by the Unitholders during the six-month period ended June 30, 1999.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 2000 and 1999 were $4,025,000 and $3,140,000, respectively. Such gross revenues for the six-month periods ended June 30, 2000 and 1999 were $7,826,000 and $6,729,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.283, $0.281 and $0.274, respectively, per MMBtu for 2000, 1999 and 1998 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended June 30, 2000 and 1999, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended March 31, 2000 and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $312,000 and $302,000, respectively. During the six-month periods ended June 30, 2000 and 1999, such fees, attributable to production during the six-month periods ended March 31, 2000 and 1999, totaled $633,000 and $646,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2000 and 1999 were $95,000 and $94,000, respectively. During the six-month periods ended June 30, 2000 and 1999, such fees were $190,000 and $188,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 2000 and 1999 were $14,000 per period. Such fees during the six-month periods June 30, 2000 and 1999 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 2000 and 1999 is derived from oil and gas produced during the three-month periods ended March 31, 2000 and 1999, respectively. Net profits income for the six-month periods ended June 30, 2000 and 1999 is derived from oil and gas produced during the six-month periods ended March 31, 2000 and 1999. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                     Three Months Ended June 30,
                               ---------------------------------------
                                     2000                 1999
                               ------------------   ------------------
                                Bbls       Mcf       Bbls       Mcf
                               of Oil     of Gas    of Oil     of Gas
                               ------   ---------   ------   ---------
Chalkley Field                  4,516     692,180    5,498     711,178
Robinson's Bend Field             ---     591,199      ---     621,694
Cotton Valley Fields            1,233     284,719      929     300,054
Austin Chalk Fields             5,374      54,445    7,901      66,479
                               ------   ---------   ------   ---------
                               11,123   1,622,543   14,328   1,699,405
                               ======   =========   ======   =========

                                       Six Months Ended June 30,
                               ---------------------------------------
                                     2000                 1999
                               ------------------   ------------------
                                Bbls       Mcf       Bbls       Mcf
                               of Oil     of Gas    of Oil     of Gas
                               ------   ---------   ------   ---------
Chalkley Field                  9,065   1,272,366   11,190   1,392,188
Robinson's Bend Field             ---   1,220,259      ---   1,315,111
Cotton Valley Fields            2,224     580,913    2,079     625,896
Austin Chalk Fields            10,573     102,327   14,838     137,656
                               ------   ---------   ------   ---------
                               21,862   3,175,865   28,107   3,470,851
                               ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1999

For the three-month period ended June 30, 2000, net profits income was $3,090,000, up 40% from net profits income of $2,213,000 for the same period in 1999. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 2000 was 1,622,543 Mcf, or 5% lower than gas production of 1,699,405 Mcf for the same period in 1999. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 2000 was 11,123 Bbls as compared to 14,328 Bbls for the same period in 1999. Such decreases in production are mainly due to normal production declines.

The average prices paid for production attributable to the Underlying Properties during the three-month period ended March 31, 2000 was $2.25 per MMBtu for gas and $22.55 per Bbl for oil as compared to $1.70 per MMBtu for gas and $7.66 per Bbl for oil during the same period in 1999. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In determining the purchase price of gas related to distributions received by Unitholders during the quarter ended June 30, 1999, TEMI accrued net Price Credits in the amount of $81,000. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarter ended June 30, 2000.
As of June 30, 2000, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended June 30, 2000 being reduced by $235,000. No Price Differential adjustment was deducted in determining the purchase price for distributions received by Unitholders during the three-month period ended June 30, 1999.

General and administrative expenses amounted to $125,000 for the three-month period ended June 30, 2000 as compared to $172,000 during the three-month period ended June 30, 1999. These expenses primarily relate to administrative services provided by Torch and the Trustee. The decrease in general administrative costs during the current period mainly resulted from third party reserve engineer fees.

                          TORCH ENERGY ROYALTY TRUST

The foregoing resulted in distributable income of $2,969,000, or $0.35 per Unit, for the three-month period ended June 30, 2000, as compared to $2,043,000, or $0.24 per Unit, for the same period in 1999. Cash distributions of $2,941,000, or $0.34 per Unit, were made to Unitholders during the quarter ended June 30, 2000 as compared to $2,038,000, or $0.24 per Unit, for the same period in 1999. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended June 30, 2000 and 1999, generated from production during the three-month periods ended March 31, 2000 and 1999, were approximately $0.08 and $0.09 per Unit, respectively.

SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1999

For the six-month period ended June 30, 2000, net profits income was $5,909,000, up 26% from net profits income of $4,683,000 for the same period in 1999. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties, slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 2000 was 3,175,865 Mcf, or 8% lower than gas production of 3,470,851 Mcf for the same period in 1999. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 2000 was 21,862 Bbls, as compared to 28,107 Bbls for the same period in 1999. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the six-month period ended March 31, 2000 was $2.25 per MMBtu for gas and $20.99 per Bbl for oil as compared to $1.79 per MMBtu for gas and $8.54 per Bbl for oil during the same period in 1999. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits totaling $16,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month period ended June 30, 1999. No price credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six months ended June 30, 2000. As of June 30, 2000, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month period ended June 30, 2000 by $498,000. No Price Differential adjustment was deducted in calculating the purchase price relating

                          TORCH ENERGY ROYALTY TRUST


to distributions received by Unitholders during the six-month period ended June 30, 1999.

General and administrative expenses amounted to $285,000 for the six-month period ended June 30, 2000 as compared to $351,000 during the six-month period ended June 30, 1999. These expenses primarily relate to administrative services provided by Torch and the Trustee. The decrease in general administrative costs during the current period mainly resulted from third party reserve engineer fees.

The foregoing resulted in distributable income of $5,629,000, or $0.65 per Unit, for the six-month period ended June 30, 2000 as compared to $4,337,000, or $0.50 per Unit, for the same period in 1999. Cash distributions of $5,598,000, or $0.65 per Unit, were made to Unitholders during the six-month period ended June 30, 2000, as compared to $4,360,000, or $0.51 per Unit, for the same period in 1999. The Section 29 Credits relating to these distributions, generated from production during the six-month periods ended March 31, 2000 and 1999, were approximately $0.16 and $0.18, respectively.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 2000 and 1999, derived from production sold during the three-month and six-month periods ended March 31, 2000 and 1999, respectively, was computed as shown in the following tables:

                                     THREE MONTHS ENDED JUNE 30, 2000         THREE MONTHS ENDED JUNE 30, 1999
                                     --------------------------------         --------------------------------
                                       CHALKLEY,                                 CHALKLEY,
                                     COTTON VALLEY                             COTTON VALLEY
                                      AND AUSTIN    ROBINSON'S                  AND AUSTIN    ROBINSON'S
                                     CHALK FIELDS   BEND FIELD     TOTAL         CHALK FIELDS   BEND FIELD   TOTAL
                                     ------------   ----------     -----         ------------   ----------   -----
Oil and gas revenues...............  $2,590             $1,123                    $1,969         $869
                                     ------             ------                    ------         ----

Direct operating expenses:
 Lease operating expenses and
  property tax.....................     305                 --                       405           --
 Severance tax.....................     100                 49                        86           15
                                     ------             ------                    ------         ----
                                        405                 49                       491           15
                                     ------             ------                    ------         ----
Net proceeds before capital
 expenditures......................   2,185              1,074                     1,478          854
Capital expenditures...............       6                 --                         2           --
                                     ------             ------                    ------         ----

Net proceeds.......................   2,179              1,074                     1,476          854
Net profits percentage.............      95%                95%                       95%          95%
                                     ------             ------                    ------         ----
Net profits income.................. $2,070             $1,020      $3,090        $1,402         $811        $2,213
                                     ======             ======      ======        ======         ====        ======

                          TORCH ENERGY ROYALTY TRUST

                                      SIX MONTHS ENDED JUNE 30, 2000           SIX MONTHS ENDED JUNE 30, 1999
                                     --------------------------------         --------------------------------
                                       CHALKLEY,                                  CHALKLEY,
                                     COTTON VALLEY                               COTTON VALLEY
                                      AND AUSTIN    ROBINSON'S                    AND AUSTIN    ROBINSON'S
                                     CHALK FIELDS   BEND FIELD     TOTAL         CHALK FIELDS   BEND FIELD   TOTAL
                                     ------------   ----------     -----         ------------   ----------   -----

Oil and gas revenues................ $4,880         $2,313                        $4,133        $1,950
                                     ------         ------                        ------        ------

Direct operating expenses:
 Lease operating expenses and
  property tax......................    679            ---                           898           ---
 Severance tax......................    175            132                           173            46
                                      -----         ------                        ------        ------
                                        854            132                         1,071            46
                                      -----         ------                        ------        ------
Net proceeds before capital
 expenditures.......................  4,026          2,181                         3,062         1,904
Capital expenditures................    (13)           ---                            37           ---
                                     ------         ------                        ------        ------

Net proceeds........................  4,039          2,181                         3,025         1,904
Net profits percentage..............     95%            95%                           95%           95%
                                     ------         ------                        ------        ------
Net profits income.................. $3,837         $2,072         $5,909         $2,874        $1,809       $4,683
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

An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future Section 29 Credits. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the six-month periods ended June 30, 2000 and 1999.

The Trust will not terminate prior to January 1, 2003, except upon the occurrence of certain events, including March 1 of any year that is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flow, discounted at 10%, for proved reserves attributable to the Net

                          TORCH ENERGY ROYALTY TRUST


Profits Interest is equal to or less than $25 million. Based on Torch management's pricing assumptions and production estimates by independent reserve engineers at December 31, 1999, Torch projects that the present value of the estimated pre-tax future net cash flow, discounted at 10%, for the proved reserves attributable to the Net Profits Interest will be less than $25 million in 2003. Pursuant to the Trust Agreement, the Trust would then dissolve and the remaining assets of the Trust would be sold and the proceeds therefrom would be distributed to the Unitholders.

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:    Wilmington Trust Company,
                                         Trustee


                                  By:  /s/ Charlotte Paglia
                                       ---------------------------------------
                                  Charlotte Paglia
                                  Financial Services Officer


Date: August  10, 2000
      (The Trust has no employees, directors or executive officers.)