Form 10-Q
period 2000-09-30
TORCH ENERGY ROYALTY TRUST
filed 2000-11-14
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number    1-12474
                        ------------

                          Torch Energy Royalty Trust
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    74-6411424
----------------------------------                    ------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

1100 North Market Street, Wilmington, Delaware            19890
--------------------------------------------------     ------------
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

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 1999 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2000 and December 31, 1999, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                      September 30, 2000    December 31,1999
                                                      ------------------    ----------------
                                                         (Unaudited)
Cash...............................................              $     5             $     2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $136,984
and $131,459 at September 30, 2000 and
December 31, 1999, respectively)...................               43,616              49,141
                                                                --------            --------
                                                                 $43,621             $49,143
                                                                 =======             =======

                         LIABILITIES AND TRUST CORPUS

Trust expense payable..............................              $   141             $   161
Trust corpus.......................................               43,480              48,982
                                                                 -------             -------
                                                                 $43,621             $49,143
                                                                 =======             =======

                       See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                    Sept. 30,                           Sept. 30,
                                             -----------------------              ---------------------
                                               2000            1999                2000           1999
                                             -------         -------              ------         ------
Net profits income......................      $3,703          $2,471              $9,612         $7,154

Interest income.........................           6               2                  11              7
                                              ------          ------              ------         ------
                                               3,709           2,473               9,623          7,161
                                              ------          ------              ------         ------
General and
  administrative expenses...............         139             166                 424            517
                                              ------          ------              ------         ------
Distributable income....................      $3,570          $2,307              $9,199         $6,644
                                              ======          ======              ======         ======
Distributable income per Unit
  (8,600 Units).........................      $  .42          $  .27              $ 1.07         $ . 77
                                              ======          ======              ======         ======
Distributions per Unit..................      $  .42          $  .27              $ 1.07         $  .78
                                              ======          ======              ======         ======



                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                  (Unaudited)


                                                Three Months Ended                  Nine Months Ended
                                                    Sept. 30,                           Sept. 30,
                                             -----------------------              ---------------------
                                               2000            1999                2000           1999
                                             -------         -------              ------         ------
Trust corpus, beginning of period..........  $45,348         $52,649              $48,982        $56,860

Amortization of net profits interests......   (1,860)         (1,988)              (5,525)        (6,176)

Distributable income.......................    3,570           2,307                9,199          6,644

Distributions to Unitholders...............   (3,578)         (2,305)              (9,176)        (6,665)
                                             -------         -------              -------        -------
Trust corpus, end of period................  $43,480         $50,663              $43,480        $50,663
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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST

Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended June 30, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 39% (357 MMcf) and 33% (301
MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 37% (1,023 MMcf) and 32% (877 MMcf), respectively, below the Volume Limitation. If gas prices after 2002 are not substantially greater than gas prices in December 1999, the Trust's current reserve reports indicate that the Trust will not receive any payments attributable to the Robinson's Bend Field after 2002.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2000 and 1999 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2000 and 1999, respectively. General and administrative expenses are recognized on an accrual basis.

                          TORCH ENERGY ROYALTY TRUST

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the nine-month periods ending September 30, 2000 and 1999.

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

                          TORCH ENERGY ROYALTY TRUST

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, is adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI is a party. Under the Hedge Contract, TEMI receives prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2000, on an Mcfe basis), the Specified Prices received weightings ranging from 3% to 13% during 1998, 1999 and 2000. The Average Market Prices received the balance of the weighting. The Specified Prices for gas increase each year from $1.85 per MMBtu in 1998 to $1.89 per MMBtu in 2000 and are adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.

6.  Anticipated Termination of the Trust

The Trust will terminate on any March 1st after March 1, 2002 if the present value, discounted at 10%, of estimated pre-tax future net cash flows of proved reserves attributable to the Net Profits Interests is less than $25 million. Based on the December 31, 1999 reserve reports, Torch estimates that if prices remain at their current level of $4.62 per MMbtu for gas and $33.24 per Bbl for oil, the present value of proved reserves will be below $25 million on March 31, 2005 and the Trust will terminate. If prices fall below current prices the Trust may terminate earlier. Upon termination of the Trust, the Net Profits Interests will be sold and the sales proceeds distributed to holders of Units. No assurances can be made as to the price which will be received for the Net Profits Interests in connection with their sale, or whether there will be a market for the Net Profits Interests.

Prior to 2003, operating and development expenses are not deducted in calculating Net Proceeds attributable to the Net Profits Interest in the Robinson's Bend field. After 2003, operating and development expenses will be deducted in calculating Net Proceeds from the Robinson's Bend field. Torch currently estimates that production and development expenses will be approximately $5.6 million during 2003, although actual expenses could be materially higher or lower. These operating and development costs are primarily overhead costs and water disposal costs which will be paid to a subsidiary of Torch pursuant to contracts entered into when the Trust was formed. Based on the production estimated in the December 31, 1999 reserve report for the Trust, gas prices would have to exceed $4.68 per Mcf for the Net Profits Interest in the Robinson's Bend field to generate positive Net Proceeds payable to the Trust. The Trust will not be liable for the excess of the operating and development costs over the revenues attributable to the Net Profits Interest in the Robinson's Bend field, and the amount of such excess will not affect the Net Profits Interests burdening Underlying Properties in Texas and Louisiana. The excess of the operating and development costs over revenues is carried forward to future periods, if any, when revenues exceed operating and development costs. Interest is paid on the amount carried forward at the prime rate.

If the Net Profits Interest in the Robinson's Bend field does not generate Net Proceeds, Torch believes that it will have no value to a purchaser upon termination of the Trust, which could occur as early as March 1, 2003, depending on the present value of reserves attributable to the Net Profits Interests.

                          TORCH ENERGY ROYALTY TRUST


The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 2000. As of September 30, 2000, TEMI had no remaining accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 2000 and 1999 by $1,406,000 and $13,000, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 2000 and 1999 were $4,726,000 and $3,553,000, respectively. Such gross revenues for the nine-month periods ended September 30, 2000 and 1999 were $12,551,000 and $10,281,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.283, $0.281

                          TORCH ENERGY ROYALTY TRUST

and $0.274, respectively, per MMBtu for 2000, 1999 and 1998 production, respectively, plus fuel usage equal to 5% of revenues, payable to an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended September 30, 2000 and 1999, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three-month periods ended June 30, 2000 and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $344,000 and $323,000, respectively. During the nine-month periods ended September 30, 2000 and 1999, such fees, attributable to production during the nine-month periods ended June 30, 2000 and 1999, totaled $977,000 and $969,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2000 and 1999 were $95,000 and $94,000, respectively. During the nine-month periods ended September 30, 2000 and 1999, such fees were $285,000 and $283,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total

                          TORCH ENERGY ROYALTY TRUST


administrative and transfer agent fees during the three-month periods ended September 30, 2000 and 1999 were $14,000 per period. Such fees during the nine-month periods September 30, 2000 and 1999 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 2000 and 1999 is derived from actual oil and gas produced during the three-month periods ended June 30, 2000 and 1999, respectively. Net profits income for the nine-month periods ended September 30, 2000 and 1999 is derived from actual oil and gas produced during the nine-month periods ended June 30, 2000 and 1999.
Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                        Three Months Ended September 30,
                                     ---------------------------------------
                                           2000                 1999
                                     ------------------   ------------------
                                      Bbls      Mcf        Bbls      Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   ---------
Chalkley Field                        4,332     646,985    4,917     634,643
Robinson's Bend Field                   ---     584,919      ---     643,637
Cotton Valley Fields                  2,394     315,288    1,227     306,928
Austin Chalk Fields                   6,103      53,306    7,483      60,954
                                     ------   ---------   ------   ---------
                                     12,829   1,600,498   13,627   1,646,162
                                     ======   =========   ======   =========

                                         Nine Months Ended September 30,
                                     ---------------------------------------
                                           2000                 1999
                                     ------------------   ------------------
                                      Bbls      Mcf        Bbls      Mcf
                                     of Oil    of Gas     of Oil    of Gas
                                     ------   ---------   ------   ---------
Chalkley Field                       13,397   1,919,351   16,107   2,026,831
Robinson's Bend Field                   ---   1,805,178      ---   1,958,748
Cotton Valley Fields                  4,618     896,201    3,306     932,824
Austin Chalk Fields                  16,676     155,633   22,321     198,610
                                     ------   ---------   ------   ---------
                                     34,691   4,776,363   41,734   5,117,013
                                     ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

For the three-month period ended September 30, 2000, net profits income was $3,703,000, up 50% from net profits income of $2,471,000 for the same period in 1999. Such increase is mainly due to higher average prices paid for oil and gas production attributable to the Underlying Properties.

Gas production attributable to the Underlying Properties for the three-month period ended June 30, 2000 was 1,600,498 Mcf, or 3% lower than gas production of 1,646,162 Mcf for the same period in 1999. Oil production attributable to the Underlying Properties for the three-month period ended June 30, 2000 was 12,829 Bbls as compared to 13,627 Bbls for the same period in 1999. Such decreases in production are mainly due to normal production declines.

The average prices paid for production attributable to the Underlying Properties during the three-month period ended June 30, 2000 was $2.68 per MMBtu for gas and $23.04 per Bbl for oil as compared to $1.98 per MMBtu for gas and $14.25 per Bbl for oil during the same period in 1999. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits in the amount of $81,000, net to the Trust, were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 2000. As of September 30, 2000, TEMI had no remaining accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing distributions received by Unitholders by $907,000 and $13,000, respectively, during the three-month periods ended September 30, 2000 and 1999.

General and administrative expenses amounted to $139,000 for the three-month period ended September 30, 2000 as compared to $166,000 during the three-month period ended September 30, 1999. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,570,000, or $0.42 per Unit, for the three-month period ended September 30, 2000, as compared to $2,307,000, or $0.27 per Unit, for the same period in 1999. Cash distributions of $3,578,000, or $0.42 per Unit, were made during the quarter ended September 30, 2000 as compared to $2,305,000, or $0.27 per Unit, for the same period in 1999. The Section 29 Credits

                          TORCH ENERGY ROYALTY TRUST


relating to the distributions received by Unitholders during the quarter ended September 30, 2000 and 1999, generated from production during the three-month periods ended June 30, 2000 and 1999, were approximately $0.07 and $0.09 per Unit, respectively, for each period.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

For the nine-month period ended September 30, 2000, net profits income was $9,612,000, up 34% from net profits income of $7,154,000 for the same period in 1999. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the nine-month period ended June 30, 2000 was 4,776,363 Mcf, or 7% lower than gas production of 5,117,013 Mcf for the same period in 1999. Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 2000 was 34,691 Bbls, as compared to 41,734 Bbls for the same period in 1999. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the nine-month period ended June 30, 2000 was $2.39 per MMBtu for gas and $21.75 per Bbl for oil as compared to $1.85 per MMBtu for gas and $10.40 per Bbl for oil during the same period in 1999. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 1999. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 2000. As of September 30, 2000, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 2000 and 1999 by $1,406,000 and $13,000, respectively.

General and administrative expenses amounted to $424,000 for the nine-month period ended September 30, 2000 as compared to $517,000 during the nine-month period ended September 30, 1999. These expenses primarily relate to administrative services provided by Torch and the Trustee.

                          TORCH ENERGY ROYALTY TRUST


The foregoing resulted in distributable income of $9,199,000, or $1.07 per Unit, for the nine-month period ended September 30, 2000 as compared to $6,644,000, or $0.77 per Unit, for the same period in 1999. During the nine-month period ended September 30, 2000, the Trust made distributions to Unitholders of $9,176,000, or $1.07 per Unit, as compared to $6,665,000, or $0.78 per Unit, for the same period in 1999. The Section 29 Credits relating to these distributions, generated from production during the nine-month periods ended June 30, 2000 and 1999, were approximately $0.23 and $0.27, respectively.

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 2000 and 1999, derived from production sold during the three-month and nine-month periods ended June 30, 2000 and 1999, respectively, was computed as shown in the following tables:

                                                        Three Months Ended                           Three Months Ended
                                                          Sept. 30, 2000                               Sept. 30, 1999
                                            ----------------------------------------    ------------------------------------------
                                               Chalkley,                                  Chalkley,
                                             Cotton Valley                              Cotton Valley
                                               and Austin      Robinson's                 and Austin          Robinson's
                                             Chalk Fields      Bend field    Total      Chalk Fields          Bend Field     Total
                                            ------------    -------------   --------    ------------       -------------     -----
Oil and gas revenues................              $3,036           $1,346                     $2,179              $1,051
                                                 -------           ------                     ------              ------
Direct operating expenses:
 Lease operating expenses and
  property tax......................                 340              ---                        430                 ---
 Severance tax......................                  94               71                         85                  43
                                                 -------           ------                     ------              ------
                                                     434               71                        515                  43
                                                 -------           ------                     ------              ------
Net proceeds before capital
 expenditures.......................               2,602            1,275                      1,664               1,008
Capital expenditures................                (21)              ---                         70                 ---
                                                 -------           ------                     ------              ------

Net proceeds........................               2,623            1,275                      1,594               1,008
Net profits percentage..............                 95%               95%                       95%                  95%
                                                 -------           ------                     ------              ------
Net profits income..................             $2,492            $1,211    $3,703           $1,514                $957    $2,471
                                                 =======           ======    ======           ======              ======    ======

                          TORCH ENERGY ROYALTY TRUST


                                                         Nine Months Ended                            Nine Months Ended
                                                          Sept. 30, 2000                               Sept. 30, 1999
                                            ----------------------------------------    ------------------------------------------
                                               Chalkley,                                  Chalkley,
                                             Cotton Valley                              Cotton Valley
                                               and Austin      Robinson's                 and Austin          Robinson's
                                             Chalk Fields      Bend field    Total      Chalk Fields          Bend Field     Total
                                            -------------   -------------   --------    ------------       -------------     -----
Oil and gas revenues................              $7,916           $3,658                     $6,312             $3,000
                                                 -------          -------                     ------           --------
Direct operating expenses:
 Lease operating expenses and
  property tax......................               1,020              ---                      1,328                ---
 Severance tax......................                 269              202                        258                 88
                                                 -------          -------                     ------           --------
                                                   1,289              202                      1,586              2,912
                                                 -------          -------                     ------           --------
Net proceeds before capital
 expenditures.......................               6,627            3,456                      4,726              2,912
Capital expenditures................                (35)              ---                        107                ---
                                                 -------          -------                     ------           --------

Net proceeds........................               6,662            3,456                      4,619              2,912
Net profits percentage..............                  95%              95%                        95%                95%
                                                 -------          -------                     ------           --------
Net profits income..................              $6,329           $3,283     $9,612          $4,388             $2,766      $7,154
                                                 =======          =======     ======          ======            =======      ======

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

An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future Section 29 Credits. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the nine-month periods ended September 30, 2000 and 1999.

The Trust will not terminate prior to January 1, 2003, except upon the occurrence of certain events, including March 1 of any year that is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flow, discounted at 10%, for the proved reserves attributable to the Net Profits Interest is equal to or less than $25 million.

                          TORCH ENERGY ROYALTY TRUST


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

          27.   Financial Data Schedule.
-------
* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

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


Date:  November 10, 2000

     (The Trust has no employees, directors or executive officers.)