Form 10-K405
period 2000-12-31
TORCH ENERGY ROYALTY TRUST
filed 2001-04-02
CIK 912030

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 1-12474

                           TORCH ENERGY ROYALTY TRUST
             ------------------------------------------------------
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

The aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 1, 2001 was approximately $72.2 million .

                          TORCH ENERGY ROYALTY TRUST

                           Annual Report on Form 10-K
                  For the fiscal year ended December 31, 2000

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
  PART I
              Item 1.          Business...........................................                   3
              Item 2.          Properties.........................................                   9
              Item 3.          Legal Proceedings..................................                  12
              Item 4.          Submission of Matters to a Vote of Unitholders.....                  12

PART II
              Item 5.          Market for Registrant's Units and Related
                               Unitholder Matters.................................                  13
              Item 6.          Selected Financial Data............................                  13
              Item 7.          Discussion and Analysis of Financial Condition and
                               Results of Operations..............................                  14
              Item 7a.         Quantitative and Qualitative Disclosures About
                               Market Risk........................................                  16
              Item 8.          Financial Statements and Supplementary Data........                  17
              Item 9.          Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure................                  31

PART III
              Item 10.         Directors and Executive Officers of the Registrant.                  31
              Item 11.         Executive Compensation.............................                  31
              Item 12.         Security Ownership of Certain Beneficial Owners
                               and Management.....................................                  31
              Item 13.         Certain Relationships and Related Transactions.....                  32

PART IV
              Item 14.         Exhibits, Financial Statement Schedules and
                               Reports on Form 8-K................................                  34


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

Sales of coal seam and tight sands gas attributable to the Net Profits Interests prior to January 1, 2003 result in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 2000, 1999 and 1998, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.06, $1.04 and $1.06, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

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

MARKETING ARRANGEMENTS

In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). In calculating the Index Price for gas (which represents approximately 98% of the estimated reserves as of January 1, 2001, on a net equivalent Mcf of gas ("Mcfe") basis), the Specified Prices received weightings of 13% and less during the three years ended December 31, 2000. The Average Market Prices received the balance of the weighting. The Specified Prices for gas increased each year from $1.85 per MMBtu in 1998 to $1.89 per MMBtu in 2000 and were adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices.
The Hedge Contract expired August 31, 2000.

                          TORCH ENERGY ROYALTY TRUST

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits"), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gas production is purchased at the wellhead and, therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

GATHERING, TREATING AND TRANSPORTATION ARRANGEMENTS

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.283, $0.281 and $0.274 per MMBtu for 2000, 1999, and 1998, respectfully), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 2000, 1999 and 1998, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2000, 1999 and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,342,000, $1,309,000 and $1,650,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

NET PROFITS INTERESTS

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson's Bend Field production attributable to the Trust did not meet the Volume Limitation during the three years ended December 31, 2000 and is not expected to do so in the future.

                          TORCH ENERGY ROYALTY TRUST

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

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties.
Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted a 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. An impairment of $29.1 million in the carrying value of the Net Profits Interest was recorded during the fourth quarter of 1998. No impairment was recorded for 2000 or 1999.

                          TORCH ENERGY ROYALTY TRUST

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

                          TORCH ENERGY ROYALTY TRUST

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

FOLLOWING DECEMBER 31, 2002, NET PROCEEDS ATTRIBUTABLE TO THE ROBINSON'S BEND FIELD WILL DECREASE

Prior to December 31, 2002, lease operating expenses will not be deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend field. After 2002, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust will decrease substantially following 2002. In 2000, lease operating expense in the Robinson's Bend field was $5.8 million. Because lease operating expenses for the Robinson's Bend field during 2000 exceeded Net Proceeds paid to the Trust from the Robinson's Bend field, deduction of lease operating expenses in 2000 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend field to zero. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust will not receive any Net Proceeds attributable to the Robinson's Bend field. Approximately $4.6 million of the $5.8 million of the lease operating expenses for 2000 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend field.

THE TRUST MAY TERMINATE AFTER 2002

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25 million. Torch currently estimates that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee

                          TORCH ENERGY ROYALTY TRUST

will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale.

ITEM 2.  PROPERTIES

DESCRIPTION OF THE UNDERLYING PROPERTIES

Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in six unitized wells producing from the Miogyp "B" reservoir and one well producing from the Lower Miogyp reservoir. The wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the unitized wells.

Robinson's Bend Field. The Underlying Properties include an average 42.7% working interest (30.6% net revenue interest) in 394 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately $1.06, $1.04 and $1.06 per MMBtu in 2000, 1999 and 1998, respectively. This rate is adjusted annually for inflation. All of the wells in the Robinson's Bend Field are operated by an affiliate of Torch.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf, less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). Gross production during 2000, 1999, and 1998 attributable to distributions from the Underlying Properties in the Robinson's Bend Field averaged 595 MMcf, 652 MMcf and 719 MMcf per quarter, respectively, and was therefore 38%, 32% and 25%, respectively, less than the Volume Limitation for the year.

In calculating amounts paid to the Trust, lease operating expenses and development costs in the Robinson's Bend field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend field will be reduced substantially.

Cotton Valley Fields. The Underlying Properties include an average 48.4% working interest (36.7% net revenue interest) in 41 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 qualifies for the Section 29 Tax Credits for productions of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average of 18.3% working interest (14.3% net revenue interest) in 90 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 qualifies for the Section 29 Credits for tight sands gas. A subsidiary of Torch operates eight wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

                          TORCH ENERGY ROYALTY TRUST

WELL COUNT AND ACREAGE SUMMARY

The following table shows, as of December 31, 2000, the gross and net interest in oil and gas wells for the Underlying Properties:

                                                             Gas Wells                                         Oil Wells
                                          --------------------------------------------      ---------------------------------------
                                                   Gross                     Net                     Gross                     Net
                                          --------------------      ------------------      --------------------      -------------
Chalkley Field......................                 6                     1.0                       ---                     ---
Robinson's Bend Field...............               394                   168.3                       ---                     ---
Cotton Valley Fields................                41                    20.9                       ---                     ---
Austin Chalk Fields.................                39                     7.6                        51                     8.5
                                          --------------------      ------------------      --------------------      -------------
  Total.............................               480                  197.80                        51                     8.5
                                          ====================      ==================      ====================      =============

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2000. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                                Acreage
                                          -------------------------------------------------
                                                    Gross                       Net
                                          ----------------------      ---------------------
Chalkley Field......................                       2,152                        425
Robinson's Bend Field...............                      33,404                     14,288
Cotton Valley Fields................                       4,411                      2,606
Austin Chalk Fields.................                      35,439                      6,409
                                          ----------------------      ---------------------
  Total.............................                      75,406                     23,728
                                          ======================      =====================

DRILLING ACTIVITY

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2000. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by TRC and Velasco ("Gross Well"). A net well ("Net Well") represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

All of the wells shown below represent Infill Wells drilled on the Underlying Properties. The Net Profits Interest entitle the Trust to 20% of "Infill Net Proceeds." Infill Net Proceeds is defined as gross proceeds from the sale of production attributable to infill wells less all production, drilling and completion costs of such wells. Infill Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis. Because costs of Infill Wells exceed proceeds of production, the Trust has not received any Infill Net Proceeds.


                                                                     Development Wells
                            -------------------------------------------------------------------------------------------------------
                                                       Gross                                           Net
                            ---------------------------------------------------      ----------------------------------------------
                                                   Dry                                                   Dry
                             Productive           Holes            Total               Productive       Holes          Total
                            -------------      ----------       ---------------      --------------   ---------     ---------------
2000                          0                      0              0                    0                 0           0
1999                          1                      0              1                   .9                 0          .9
1998                          0                      0              0                    0                 0           0

                          TORCH ENERGY ROYALTY TRUST

There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2000.

OIL AND GAS SALES PRICES AND PRODUCTION COSTS

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating net profits income and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during the three years ended December 31, 2000 (derived from production during the twelve months ended September 30, 2000, 1999 and 1998, respectively).

                                                                              Chalkley, Cotton Valley
                                                                              and Austin Chalk Fields
                                                               ---------------------------------------------
                                                                        2000            1999            1998
                                                               ----------------   -------------   ----------
Production:
  Gas (MMcf)...................................................        3,933           4,171           5,135
  Oil (Mbbl)...................................................           44              54              74

Weighted average lifting cost per Mcfe.........................       $  .34          $  .39          $  .34
Weighted average taxes on production per Mcfe..................       $  .08          $  .08          $ 0.09
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 2.58          $ 1.96          $ 2.12
  Oil ($/Bbl)..................................................       $22.76          $11.93          $12.71

                                                                              Robinson's Bend Field
                                                               ---------------------------------------------
                                                                        2000            1999            1998
                                                               ----------------   --------------   ---------
Production:
  Gas (MMcf)...................................................        2,381           2,607           2,879
  Oil (Mbbl)...................................................          ---             ---             ---

Weighted average lifting cost per Mcfe.........................       $  ---(a)       $  ---(a)       $  ---(a)
Weighted average taxes on production per Mcfe..................       $  .13          $  .06          $ 0.07
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 2.18          $ 1.63          $ 1.80
  Oil ($/Bbl)..................................................       $  ---          $  ---          $  ---

(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003. Average lifting costs per Mcfe were $2.45, $2.47 and $2.45, respectively, during 2000, 1999 and 1998, in the Robinson's Bend Field.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

                          TORCH ENERGY ROYALTY TRUST

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

No matter was submitted to the Unitholders for a vote in 2000.

                          TORCH ENERGY ROYALTY TRUST

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At March 1, 2001, there were 8,600,000 Units outstanding and approximately 602 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange ("NYSE") and the amount of quarterly cash distributions per Unit made by the Trust:

                                                                                                                     Cash
                                                                      High                      Low              Distributions
                                                                   ----------                --------            ---------------
Quarter ended March 31, 1999.......................                    $5.063                  $4.375                $.270
Quarter ended June 30, 1999........................                    $6.250                  $4.750                $.237
Quarter ended September 30, 1999...................                    $5.938                  $5.125                $.268
Quarter ended December 31, 1999....................                    $5.375                  $3.750                $.332

Quarter ended March 31, 2000.......................                    $4.688                  $3.875                $.309
Quarter ended June 30, 2000........................                    $5.250                  $3.875                $.342
Quarter ended September 30, 2000...................                    $8.250                  $5.188                $.416
Quarter ended December 31, 2000....................                    $7.875                  $5.938                $.406

On March 1, 2001, the high and low sales price per unit on the NYSE was $8.83 and $8.17, respectively.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per Unit amounts)


                                                                Year Ended December 31,
                                --------------------------------------------------------------------------------------
                                      2000               1999           1998            1997                 1996
                                --------------     -------------     -----------    ------------          ------------
Net profits income........           $13,243           $10,174          $13,615        $ 15,183             $ 17,381
Distributable income......           $12,674           $ 9,511          $12,936        $ 14,525             $ 16,722
Distributions declared....           $12,668           $ 9,520          $12,917        $ 14,534             $ 16,727
Distributable income
per Unit..................           $  1.47           $  1.11          $  1.50        $   1.69             $   1.94
Distributions per Unit....           $  1.47           $  1.11          $  1.50        $   1.69             $   1.95
Total assets (at end of
 period)..................           $44,941           $49,143          $57,015        $100,845             $121,526


Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

                          TORCH ENERGY ROYALTY TRUST

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

RESULTS OF OPERATIONS

Discussion of Years Ended December 31, 2000, 1999, and 1998

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds to the Trust for the years ended December 31, 2000, 1999 and 1998 is derived from actual oil and gas production from October 1, 1999 through September 30, 2000, October 1, 1998 through September 30, 1999 and October 1, 1997 through September 30, 1998, respectively. The following tables set forth, for the Underlying Properties, oil and gas sales attributable to distributions received by Unitholders during the three years ended December 31, 2000.

                                                                     Bbls of Oil
                                    ---------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                    ----------------------      ---------------------      --------------------
Chalkley Field................                      17,032                     20,881                    26,736
Robinson's Bend Field.........                         ---                        ---                       ---
Cotton Valley Fields..........                       4,633                      4,841                     6,481
Austin Chalk Fields...........                      22,309                     27,797                    41,174
                                    ----------------------      ---------------------      --------------------
Total.........................                      43,974                     53,519                    74,391
                                    ======================      =====================      ====================

                                                                      Mcf of Gas
                                    ---------------------------------------------------------------------------
                                                      2000                       1999                      1998
                                    ----------------------      ---------------------      --------------------
Chalkley Field................                   2,532,663                  2,683,448                 3,219,550
Robinson's Bend Field.........                   2,381,356                  2,606,750                 2,879,422
Cotton Valley Fields..........                   1,198,484                  1,234,693                 1,469,645
Austin Chalk Fields...........                     201,524                    253,251                   445,443
                                    ----------------------      ---------------------      --------------------
Total.........................                   6,314,027                  6,778,142                 8,014,060
                                    ======================      =====================      ====================

For the year ended December 31, 2000, net profits income was $13,243,000, as compared to $10,174,000 and $13,615,000 for the same periods in 1999 and 1998, respectively. The increase in net profits income resulted from higher average oil and gas prices paid to the Trust during 2000. The decline in net profits income from 1998 to 1999 was due to normal production declines combined with lower average gas prices paid to the Trust in 1999.

Gas production attributable to the distributions received by Unitholders during the year ended December 31, 2000 was 6,314,027 Mcf, as compared to gas production of 6,778,142 Mcf and 8,014,060 Mcf for the same periods in 1999 and 1998, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 2000 was 43,974 Bbls as compared to 53,519 Bbls and 74,391 Bbls for the same periods in 1999 and 1998, respectively.

The average price used to calculate Net Proceeds for gas during the year ended December 31, 2000 was $2.56 per MMBtu as compared to $1.95 per MMBtu and $2.10 per MMBtu for the years ended December 31, 1999 and 1998, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2000, 1999 and 1998 was $22.76, $11.93 and $12.71 per Bbl,
respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 2000, TEMI had no outstanding Price Credits. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price

                          TORCH ENERGY ROYALTY TRUST

related to distributions during 1999. TEMI accrued Price Credits in the amount of $97,000, net to Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the years ended December 31, 2000, 1999, and 1998 were reduced by $2,866,000, $280,000 and $650,000, respectively, as a result of such Sharing Price arrangement.

Lease operating expenses and capital expenditures deducted in calculating distributions during the years ended December 31, 2000, 1999 and 1998 totaled $1,736,000, $1,849,000 and $1,947,000, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the Net Proceeds from the Robinson's Bend Field prior to January 1, 2003. Severance tax deducted in calculating distributions during the years ended December 31, 2000, 1999 and 1998 totaled $653,000, $498,000 and $710,000, respectively, for all four fields.

General and administrative expenses during the years ended December 31, 2000, 1999 and 1998 amounted to $584,000, $674,000 and $700,000, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.

During the year ended December 31, 1998, an impairment of $29.1 million was recorded to the financial statement line item titled "Amortization of Net Profits Interest" on the Statement of Changes in Trust Corpus to reduce the carrying value of the Net Profits Interest in accordance with Financial Accounting Standards Board Statement No. 121. Such impairment was mainly
attributable to depressed gas prices.    This impairment did not impact current
year cash distributions nor Section 29 Credits allocated to Unitholders and additionally will not affect future cash distributions and Section 29 Credits. No such impairment was recorded during the years ended December 31, 2000 and 1999.

For the year ended December 31, 2000, distributable income was $12,674,000, or $1.47 per Unit, as compared to $9,511,000, or $1.11 per Unit, and $12,936,000, or $1.50 per Unit, for the same periods in 1999 and 1998, respectively. Total cash distributions of $12,668,000, or $1.47 per Unit, were made during the year ended December 31, 2000 as compared to $9,520,000, or $1.11 per Unit, and $12,917,000, or $1.50 per Unit, for the same periods in 1999 and 1998, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 2000, 1999 and 1998, totaled approximately $0.31, $0.36 and $0.38 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits received by the Trust during the years ended December 31, 2000, 1999 and 1998, derived from production sold during the twelve months ended September 30, 2000, 1999 and 1998, respectively, was computed as shown in the following table (in thousands):

                                                                     Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                                 2000                               1999                           1998
                               ----------------------------------   -----------------------------  -------------------------------
                                     Chalkley,                      Chalkley,                      Chalkley,
                                     Cotton                           Cotton                         Cotton
                                   Valley and    Robinson's         Valley and    Robinson's       Valley and    Robinson's
                                  Austin Chalk    Bend              Austin Chalk    Bend           Austin Chalk    Bend
                                     Fields      Field      Total     Fields       Field     Total   Fields       Field     Total
                                  ------------   -----      -----   ------------  ---------  ----- ------------  ---------  -----
Oil and gas revenues...........   $11,140        $5,190              $8,817        $4,239           $11,812      $5,176
                                  -------        ------              ------        ------           -------      ------
Direct operating expenses:
  Lease operating expenses
   and property tax............     1,424           ---(a)            1,727           ---(a)          1,876         --- (a)
  Severance tax................       352           302                 341           157               498         212
                                  -------        ------              ------        ------           -------      ------
                                    1,776           302               2,068           157             2,374         212
                                  -------        ------              ------        ------           -------      ------
Net proceeds before
   capital expenditures........     9,364         4,888               6,749         4,082             9,438       4,964
Capital expenditures...........       312           ---                 122           ---                71         ---
                                  -------        ------              ------        ------           -------      ------
Net proceeds...................     9,052         4,888               6,627         4,082             9,367       4,964
Net profits percentage.........       95%           95%                 95%           95%               95%         95%
                                  -------        ------              ------        ------           -------      ------
Net profits income.............   $ 8,599        $4,644     $13,243  $6,296        $3,878   $10,174 $ 8,899      $4,716    $13,615
                                  =======        ======     =======  ======        ======   ======= =======      ======    =======


(a) Lease operating expenses are not deducted in calculating Net Proceeds until January 1, 2003. Lease operating expenses and property taxes (in thousands) were $5,825, $6,438 and $7,041 during 2000, 1999 and 1998, respectively.


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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefor is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002.

                          TORCH ENERGY ROYALTY TRUST

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Independent Auditors' Reports........................................    18
Statements of Assets, Liabilities and Trust Corpus at December 31,
 2000 and 1999.......................................................    20
Statements of Distributable Income for the Years Ended December 31,
 2000, 1999 and 1998.................................................    21
Statements of Changes in Trust Corpus for the Years Ended
 December 31, 2000, 1999 and 1998....................................    22
Notes to Financial Statements........................................    23

                          INDEPENDENT AUDITORS' REPORT

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 2000 and 1999, and the related statement of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 on the basis of accounting described in Note 2.


/s/ Ernst & Young LLP
- ---------------------
Houston, Texas
March 28, 2000

                          INDEPENDENT AUDITORS' REPORT


Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of distributable income and changes in trust corpus of the Torch Energy Royalty Trust (the "Trust") for the year ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

In our opinion, such financial statements present fairly, in all material respects, the results of its operations and cash flows of the Trust for the year ended December 31, 1998 on the basis of accounting described in Note 2.


/s/ KPMG LLP
- ------------
Houston, Texas
March 26, 1999

                          TORCH ENERGY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                                                                 December 31, 2000             December 31, 1999
                                                                           ---------------------------      -----------------------
                                     ASSETS
Cash.................................................................            $     5                          $     2
Net profits interests in oil and gas properties (net of accumulated amortization of $135,664 and $131,459 at December 31, 2000
 and 1999, respectively).............................................             44,936                           49,141
                                                                                 -------                          -------
                                                                                 $44,941                          $49,143
                                                                                 =======                          =======
                     LIABILITIES AND TRUST CORPUS

Trust expense payable................................................            $   158                          $   161
Trust corpus.........................................................             44,783                           48,982
                                                                                 -------                          -------
                                                                                 $44,941                          $49,143
                                                                                 =======                          =======

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                                                                   Year Ended December 31,
                                                         ------------------------------------------------------------------------
                                                                 2000                       1999                      1998
                                                         -------------------       --------------------       -------------------
Net profits income.................................                  $13,243                    $10,174                   $13,615
Interest income....................................                       15                         11                        21
                                                         -------------------       --------------------       -------------------
                                                                      13,258                     10,185                    13,636
General and administrative expenses................                      584                        674                       700
                                                         -------------------       --------------------       -------------------
Distributable income...............................                  $12,674                    $ 9,511                   $12,936
                                                         ===================       ====================       ===================
Distributable income per Unit (8,600 Units)........                  $  1.47                    $  1.11                   $  1.50
                                                         ===================       ====================       ===================
Distributions per Unit.............................                  $  1.47                    $  1.11                   $  1.50
                                                         ===================       ====================       ===================

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)


                                                                                     Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                                    2000                      1999                      1998
                                                           --------------------       -------------------       -------------------
Trust corpus, beginning of year......................            $ 48,982                   $56,860                  $100,668
Amortization of Net Profits Interests................              (4,205)                   (7,869)                  (43,827)
Distributable income.................................              12,674                     9,511                    12,936
Distributions to Unitholders.........................             (12,668)                   (9,520)                  (12,917)
                                                                 --------                   -------                  --------
Trust Corpus, end of year............................            $ 44,783                   $48,982                  $ 56,860
                                                                 ========                   =======                  ========

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2000, 1999 and 1998 are derived from oil and gas production sold during the twelve-month periods ended September 30, 2000, 1999 and 1998, respectively. General and administrative expenses are recognized on an accrual basis.

- -- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

- --  Distributions to Unitholders are recorded when declared by the Trustee.

- -- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. During 1998, an impairment loss of $29.1 million was recorded which reduced the carrying value of the Net Profits Interest in accordance with Financial Accounting Standards Board Statement No. 121. No such impairment was recorded during the year ended December 31, 2000 and 1999.

- -- The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income was not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 98% of the estimated reserves as of January 1, 2001, on an Mcfe basis), the Specified Prices received weightings ranging from 3% to 13% during the three years ended December 31, 2000. The Average Market Prices received the balance of the weighting. The Specified Prices for gas increased each year from $1.85 per MMBtu in 1998 to $1.89 per MMBtu in 2000 and were adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices. The Hedge Contract expired August 31, 2000.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2000, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the year ended December 31, 2000. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions during 1999. TEMI accrued Price Credits in the amount of $97,000, net to the Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2000, 1999 and 1998 were reduced by $2,866,000, $280,000 and $650,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2000, 1999 and 1998 were $17,672,000, $14,365,000 and
$18,638,000, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.283, $0.281 and $0.274 per MMBtu for 2000, 1999 and 1998, plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field.
TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 2000, 1999 and 1998, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2000, 1999, and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,342,000, $1,309,000 and $1,650,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $189,000, $197,000, and $196,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In accordance with the Conveyance, no overhead fees were deducted in calculating the Net Proceeds from the Robinson Bend properties.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $380,000, $377,000 and $368,000 were paid by the Trust to Torch during the three years ended December 31, 2000, 1999 and 1998, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 2000, 1999 and 1998. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

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

Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 2000, 1999 and 1998, based on reserve reports prepared by T.J. Smith & Company, Inc., Ryder Scott Company and H.J. Gruy and Associates ("Independent Reserve

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Engineers"). As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 2000 were 42.7 billion cubic feet equivalent ("Bcfe") as compared to year-end 1999 and 1998 reserves of 28.7 Bcfe and 33.6 Bcfe, respectively. The increase in year-end 2000 reserves as compared to 1999 and 1998 is a result of the significant increase in gas prices in 2000. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust's Net Profits Interest are estimated utilizing oil and gas prices (pursuant to the Purchase Contract) on the last day of the entity's fiscal year. Gas reserves at December 31, 2000, 1999 and 1998 were estimated utilizing $5.49, $2.04 and $1.79 per mcf of gas for 2000, 1999 and 1998, respectively.


Description                                       2000                        1999                                1998
- -----------                           -----------------------------   ---------------------            -----------------------
                                           Oil            Gas           Oil           Gas                Oil             Gas
                                          (Mbbl)         (MMcf)       (Mbbl)         (MMcf)              (Mbbl)         (MMcf)
                                      -----------      ---------      -------      ---------           ----------      -------
Proved reserves at beginning of          142            27,885         136            32,800               202            40,804
 year............................
Revisions........................         25            18,978          34               360               (36)           (1,860)
Extensions and discoveries.......        ---            ------         ---            ------               ---            ------
Production.......................        (25)           (5,057)        (28)           (5,275)              (30)           (6,144)
                                         ---            ------         ---            ------               ---            ------
Proved reserves at end of year...        142            41,806         142            27,885               136            32,800
                                         ===            ======         ===            ======               ===            ======
Proved developed reserves at
 beginning of year...............        141            27,414         124            29,190               191            38,359
                                         ===            ======         ===            ======               ===            ======
Proved developed reserves at end
 of year.........................        142            41,806         141            27,414               124            29,190
                                         ===            ======         ===            ======               ===            ======

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2000, 1999 and 1998 are presented in the following table:

                                                                                 December 31,
                                                                 -----------------------------------------
                                                                     2000           1999          1998
                                                                 -----------      --------       ---------
Future cash inflows........................................       $ 356,091       $ 85,450       $ 80,970
Future costs and expenses..................................        (141,201)       (25,654)       (22,268)
                                                                  ---------       --------       --------
Net future cash flows......................................         214,890         59,796         58,702
Discount at 10% for timing of cash flows...................         (81,301)       (18,025)       (16,818)
                                                                  ---------       --------       --------
Present value of future net cash flows for proved reserves.       $ 133,589       $ 41,771       $ 41,884
                                                                  =========       ========       ========


The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 2000, 1999 and 1998:

                                                                                   Year Ended December 31,
                                                                 --------------------------------------------------------
                                                                       2000                     1999              1998
                                                                 --------------            -----------         ----------
Balance at beginning of year...............................          $ 41,771               $ 41,884            $ 64,629
Sales of oil and gas produced, net of production costs.....           (15,368)               (10,523)            (11,933)
Accretion to discount......................................             4,177                  4,189               6,462
Extensions and discoveries.................................              ----                   ----                ----
Revision of prior-year estimates, change in prices
 and other.................................................           103,009                  6,221             (17,274)
                                                                     --------               --------            --------
Balance at end of year.....................................          $133,589               $ 41,771            $ 41,884
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

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest for qualifying coal seam and tight sand production at December 31, 2000, 1999 and 1998. Such estimates are based upon the production estimates set forth in the reserve reports prepared by the Independent Reserve Engineers. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of approximately $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of approximately $1.06, $1.04 and $1.06 per MMBtu for 2000, 1999 and 1998, respectively.

                                                                                              December 31,
                                                                 -----------------------------------------------------------------
                                                                     2000                        1999                       1998
                                                                 ----------                     -------                 ----------
Undiscounted...............................................         $4,878                      $7,575                    $10,557
                                                                    ======                      ======                    =======
Discounted present value at 10%............................         $4,241                      $6,308                    $ 8,436
                                                                    ======                      ======                    =======

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

7.  Quarterly Financial Data (Unaudited - in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                                                                                       Distributable
                                                              Net Profits                 Distributable                   Income
                                                                Income                       Income                      Per Unit
                                                      ------------------------      ----------------------      -------------------
Quarter ended March 31, 2000....................              $ 2,819                     $ 2,660                         $ .31
Quarter ended June 30, 2000.....................                3,090                       2,969                           .35
Quarter ended September 30, 2000................                3,703                       3,570                           .42
Quarter ended December 31, 2000.................                3,631                       3,475                           .39
                                                              -------                     -------                         -----
                                                              $13,243                     $12,674                         $1.47
                                                              =======                     =======                         =====
Quarter ended March 31, 1999....................              $ 2,470                     $ 2,294                         $ .27
Quarter ended June 30, 1999.....................                2,213                       2,043                           .24
Quarter ended September 30, 1999................                2,471                       2,307                           .27
Quarter ended December 31, 1999.................                3,020                       2,867                           .33
                                                              -------                     -------                         -----
                                                              $10,174                     $ 9,511                         $1.11
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 2001, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors.

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

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $380,000, $377,000 and $368,000 were paid by the Trust to Torch during the years ended December 31, 2000, 1999 and 1998, respectively.

Marketing Arrangement

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 1999, TEMI had no outstanding Price Credits. TEMI may be entitled to deduct Price Credits in calculating the purchase price in the future when the Index Price for gas exceeds the Minimum Price. Net Price Credits in the amount of $97,000 were deducted in calculating the purchase price related to distributions received by Unitholders during 1999. TEMI accrued Price Credits in the amount of $97,000, net to the Trust, in connection with distributions received by Unitholders during the year ended December 31, 1998.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2000, 1999 and 1998 were reduced by $2,866,000, $280,000 and $650,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002.
TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2000, 1999 and 1998 were $17,672,000, $14,365,000 and
$18,638,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.283, $0.281 and $0.274 per MMBtu for 2000, 1999 and 1998, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 2000, 1999 and 1998, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2000, 1999 and 1998 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,342,000, $1,309,000 and $1,650,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.  Financial Statements:

     Torch Energy Royalty Trust
       Independent Auditors' Reports
       Statements of Assets, Liabilities and Trust Corpus at December 31, 2000
        and 1999
       Statements of Distributable Income for the Years Ended December 31, 2000,
        1999 and 1998
       Statements of Changes in Trust Corpus for the Years Ended December 31,
        2000, 1999 and   1998
       Notes to Financial Statements

     Torch Energy Advisors Incorporated and Subsidiaries ("Torch") and Torch's Predecessor ("Predecessor")
       Independent Auditors' Report
       Consolidated Balance Sheet of Torch as of December 31, 2000, and 1999 and the Related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income, and Cash Flows for the years ended December 31, 2000, 1999 and 1998
       Predecessor's Consolidated Statement of Operations, Predecessor's Equity and Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3.  Exhibits

  EXHIBIT
  -------
  NUMBER EXHIBIT
  --------------

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

(b)  Report on Form 8-K:

  None filed during the quarter ended December 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company
                                       Trustee


                                  By:  /s/ Bruce L. Bisson
                                       --------------------------------
                                       Bruce L. Bisson, Vice President

  Date:  March 29, 2001

   (The Trust has no directors or executive officers.)