Form 10-Q
period 2001-03-31
TORCH ENERGY ROYALTY TRUST
filed 2001-05-15
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------


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

Registrant's telephone number, including area code               302/651-8584
                                                            --------------------

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

                                 Yes  X       No____
                                    -----

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

Introduction
------------

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2000 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2001 and December 31, 2000, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST
              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS


                                                                    March 31, 2001       December 31, 2000
                                                                  ----------------      --------------------
                                                                      (Unaudited)
Cash....................................................          $            9          $             5
Net profits interests in oil and gas properties
(Net of accumulated amortization of $136,737 and
$135,664 at March 31, 2001 and December 31, 2000,
respectively)...........................................                  43,863                   44,936
                                                                  --------------          ---------------
                                                                  $       43,872          $        44,941
                                                                  ==============          ===============


                                 LIABILITIES AND TRUST CORPUS


Trust expense payable...................................          $          160          $           158
Trust corpus............................................                  43,712                   44,783
                                                                  ==============          ===============
                                                                  $       43,872          $        44,941
                                                                  ==============          ===============


                      See notes to financial statements.

                         TORCH ENERGY ROYALTY TRUST
                      STATEMENTS OF DISTRIBUTABLE INCOME
               (In thousands, except Units and per Unit amounts)

                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                   -------------------------------------
                                                                       2001                    2000
                                                                   ------------           --------------
 Net profits income......................................          $      4,945           $        2,819

 Interest income.........................................                     4                        1
                                                                   ------------           --------------
                                                                          4,949                    2,820
                                                                   ------------           --------------
 General and
  administrative expenses................................                   157                      160
                                                                   ------------           --------------

 Distributable income....................................          $      4,792           $        2,660
                                                                   ============           ==============

 Distributable income
   per Unit (8,600,000 Units)............................          $        .56           $          .31
                                                                   ============           ==============

 Distributions per Unit..................................          $        .56           $          .31
                                                                   ============           ==============


                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                  (Unaudited)



                                                                        Three Months Ended March 31,
                                                                ------------------------------------------
                                                                       2001                    2000
                                                                ------------------     -------------------

Trust corpus, beginning of period.........................      $           44,783     $           $48,982

Amortization of Net Profits Interests.....................                 (1,073)                 (1,793)

Distributable income......................................                   4,792                   2,660

Distributions to Unitholders..............................                  (4,790)                 (2,657)
                                                                ------------------     -------------------
Trust corpus, end of period...............................      $           43,712     $            47,192
                                                                ==================     ===================



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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 2000 and 1999 production from qualifying coal seam properties were approximately $1.06 and $1.04, respectively, for each MMBtu of gas produced and sold during the years ended December 31, 2000 and 1999. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's

                          TORCH ENERGY ROYALTY TRUST

Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended December 31, 2000 and 1999 from the Underlying Properties in the Robinson's Bend Field was approximately 41% (371 MMcf) and 35% (315 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by unitholders have not been impacted by these wells as the aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2001 and 2000 are derived from oil and gas production sold during the three-month periods ended December 31, 2000 and 1999, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

                          TORCH ENERGY ROYALTY TRUST

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the first quarter of 2001 and 2000.

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

                          TORCH ENERGY ROYALTY TRUST

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflected the terms of the Hedge Contract, the Trust's net profits income was not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 98% of the estimated reserves as of January 1, 2001, on an Mcfe basis), the Specified Prices received weightings of approximately 10% and less in 2000 and the Average Market Prices received the balance of the weighting. The Specified Prices was $1.89 per MMBtu in 2000. The Hedge Contract expired August 31, 2000.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price

                          TORCH ENERGY ROYALTY TRUST

based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended March 31, 2001 and 2000. As of March 31, 2001, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended March 31, 2001 and 2000 being reduced by $2,349,000 and $263,000 respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 2001 and 2000 were $6,225,000 and $3,801,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.283 per MMBtu and $0.281 per MMBtu for 2000 and 1999 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the

                          TORCH ENERGY ROYALTY TRUST

Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production production attributable to certain wells. Such transportation fee is paid to a third party. During the three months ended March 31, 2001 and 2000, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three months ended December 31, 2000 and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $392,000 and $321,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 2001 and 2000 were $96,000 and $95,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2001 and 2000 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

Item 2.  Discussion and Analysis of Financial Condition and Results of
         -------------------------------------------------------------
         Operations
         ----------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 2001 and 2000 is derived from actual oil and gas produced during the three months ended December 31, 2000 and 1999, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                    Three Months Ended March 31,
                             -----------------------------------------
                                    2001                  2000
                             ------------------   --------------------
                               Bbls      Mcf         Bbls        Mcf
                              of Oil    of Gas      of Oil     of Gas
                             -------  ---------   ---------  ---------
Chalkley Field                 3,822    732,273       4,549    580,186
Robinson's Bend Field            ---    570,149         ---    629,060
Cotton Valley Fields             565    283,364         991    296,194
Austin Chalk Fields            4,115     41,279       5,199     47,882
                             -------  ---------   ---------  ---------
                               8,502  1,627,065      10,739  1,553,322
                             =======  =========   =========  =========


For the three months ended March 31, 2001, net profits income was $4,945,000, up 76% from net profits income of $2,819,000 for the same period in 2000. Such increase is mainly due to significant increases in the average price paid for oil and gas production attributable to the Underlying Properties during 2001 as compared to 2000.

Gas production attributable to the distributions received by Unitholders during the three months ended March 31, 2001 was 1,627,065 Mcf, or 5% higher than gas production of 1,553,322 Mcf for the same period in 2000. The increase in gas production during the current period primarily resulted from a workover performed on a well in the Chalkley field during the third quarter of 2000. Oil production attributable to distributions received by Unitholders during the quarter ended March 31, 2001 was 8,502 Bbls as compared to 10,739 Bbls for the same period in 2000. Such decrease in production is mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas during the three months ended March 31, 2001 was $3.57 per MMBtu for gas and $26.67 per Bbl for oil as compared to $2.25 per MMBtu for gas and $19.38 per Bbl for oil during the same period in 2000. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in

                          TORCH ENERGY ROYALTY TRUST

determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended March 31, 2001 and 2000. As of March 31, 2001, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2001 and 2000 by $2,349,000 and $263,000 respectively.

General and administrative expenses amounted to $157,000 for the three months ended March 31, 2001 as compared to $160,000 during the three months ended March 31, 2000. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $4,792,000, or $.56 per Unit, for the three months ended March 31, 2001, as compared to $2,660,000, or $.31 per Unit, for the same period in 2000. Cash distributions of $4,790,000, or $0.56 per Unit, were made during the quarter ended March 31, 2001 as compared to $2,657,000, or $0.31 per Unit, for the same period in 2000. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 2000 and 1999, were approximately $0.07 and $0.08 per Unit for each period, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three month periods ended March 31, 2001 and 2000, derived from production sold during the three months ended December 31, 2000 and 1999, respectively, was computed as shown in the following table:

                                            Three Months Ended March 31, 2001              Three Months Ended March 31, 2000
                                       --------------------------------------------    -----------------------------------------
                                         Chalkley,                                       Chalkley,
                                       Cotton Valley                                   Cotton Valley
                                         and Austin          Robinson's                  and Austin      Robinson's
                                        Chalk Fields         Bend Field      Total      Chalk Fields     Bend Field       Total
                                       -------------         ----------    --------    --------------  -------------    --------

Oil and gas revenues................   $      4,049          $   1,784                 $      2,290    $      1,190
                                       ------------          ---------                 ------------    ------------

Direct operating expenses:
 Lease operating expenses and
  Property tax......................            373                ---                          374             ---
 Severance tax......................            104                127                           75              83
                                       ------------          ---------                 ------------    ------------
                                                477                127                          449              83
                                       ------------          ---------                 ------------    ------------
Net proceeds before capital
 Expenditures.......................          3,572              1,657                        1,841           1,107
Capital expenditures................             24                ---                          (19)            ---
                                       ------------          ---------                 ------------    ------------

Net proceeds........................          3,548              1,657                        1,860           1,107
Net profits percentage..............             95%                95%                          95%             95%
                                       ------------          ---------                 ------------    ------------
Net profits income..................   $      3,371          $   1,574     $  4,945    $      1,767    $      1,052     $  2,819
                                       ============          ---------     --------    ------------    ------------     --------

Following December 31, 2002, Net Proceeds Attributable to the Robinson's Bend
-----------------------------------------------------------------------------
Field Will Decrease
-------------------

Prior to December 31, 2002, lease operating expenses will not be deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. After 2002, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust will decrease substantially following 2002. During the year ended December 31, 2000, lease operating expenses in the Robinson's Bend Field were $5.8 million. Because lease operating expenses for the Robinson's Bend Field during 2000 exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses in 2000 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust would not receive any Net Proceeds attributable to the Robinson's Bend Field under this pricing scenario. Approximately $4.6 million of the $5.8 million of the lease operating expenses for 2000 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

                          TORCH ENERGY ROYALTY TRUST

The Trust May Terminate After 2002
----------------------------------

The Trust will terminate on March 1, of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25 million. Torch currently estimates that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale.

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

          None

                          TORCH ENERGY ROYALTY TRUST

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TORCH ENERGY ROYALTY TRUST

                                  By:  Wilmington Trust Company,
                                       Trustee


                                  By:  \s\ Bruce L. Bisson
                                       -------------------
                                  Bruce L. Bisson
                                  Vice President


Date:  May 10, 2001
     (The Trust has no employees, directors or executive officers.)