Form 10-Q
period 2001-06-30
TORCH ENERGY ROYALTY TRUST
filed 2001-08-06
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number   1-12474
                     -----------------------------------------------------------

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

Registrant's telephone number, including area code          302/651-8584
                                                      --------------------------

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

Introduction
------------

The financial statements included herein have been prepared by Torch , pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the December 31, 2000 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2001 and December 31, 2000, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                 June 30, 2001  December 31,2000
                                                 -------------  ----------------
                                                  (Unaudited)

Cash...........................................       $      7        $      5
Net profits interests in oil and gas properties
(Net of accumulated amortization of $137,722
and $135,664 at June 30, 2001 and
December 31, 2000, respectively)...............         42,878          44,936
                                                      --------        --------
                                                      $ 42,885        $ 44,941
                                                      ========        ========


                         LIABILITIES AND TRUST CORPUS



Trust expense payable..........................       $    179        $    158
Trust corpus...................................         42,706          44,783
                                                      --------        --------
                                                      $ 42,885        $ 44,941
                                                      ========        ========






                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                                2001              2000          2001            2000
                                             ----------        ---------     ----------      ---------
Net profits income.......................      $  5,573        $   3,090     $   10,518      $   5,909

Interest income..........................             8                4             12              5
                                             ----------        ---------     ----------      ---------

                                                  5,581            3,094         10,530          5,914
                                             ----------        ---------     ----------      ---------
General and
  administrative expenses................           175              125            332            285
                                             ----------        ----------    ----------      ---------

Distributable income.....................      $  5,406        $   2,969     $   10,198      $   5,629
                                             ==========        =========     ==========      =========

Distributable income per Unit
  (8,600 Units)..........................      $    .63        $     .35     $     1.19      $     .65
                                             ==========        =========     ==========      =========

Distributions per Unit...................      $    .63        $     .34     $     1.19      $     .65
                                             ==========        =========     ==========      =========



                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)

                                  (Unaudited)


                                                Three Months Ended      Six Months Ended
                                                      June 30,              June 30,
                                               --------------------    -------------------
                                                 2001        2000        2001        2000
                                               -------     --------    --------    -------
Trust corpus, beginning of period...........   $43,712     $47,192     $ 44,783    $48,982

Amortization of net profits interests.......      (985)     (1,872)      (2,058)    (3,665)

Distributable income........................     5,406       2,969       10,198      5,629

Distributions to Unitholders................    (5,427)     (2,941)     (10,217)    (5,598)
                                               -------     -------     --------    -------

Trust corpus, end of period.................   $42,706     $45,348     $ 42,706    $45,348
                                               =======     =======     ========    =======



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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The estimated Section 29 Credit rate for 2001 coal seam production is $1.06 for each MMBtu of gas produced and sold. The
Section 29 Credits available for 2000 and 1999 production from qualifying coal seam properties were approximately $1.06 and $1.04, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The
Section 29 Credit available for production from qualifying tight sands properties is $0.517 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1,

                          TORCH ENERGY ROYALTY TRUST

2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 2001 and 2000 from the Underlying Properties in the Robinson's Bend Field was approximately 44% (400
MMcf) and 38% (351 MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 2001 and 2000 from the Underlying Properties in the Robinson's Bend Field was approximately 42% (771 MMcf) and 36% (666 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells as aggregrate gross revenues have not exceeded aggregate costs and expenses for the Infill Wells.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2001 and 2000 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2001 and 2000, respectively. General and administrative expenses are recognized on an accrual basis.

                          TORCH ENERGY ROYALTY TRUST


- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. The impairment loss is equal to the difference between the carrying value of the Net Profits Interest and the fair value of the Net Profits Interest. No impairment loss was recognized during the six-month periods ending June 30, 2001 and 2000.

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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflected the terms of the Hedge Contract, the Trust's net profits income is not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In

                          TORCH ENERGY ROYALTY TRUST

calculating the Index Price for gas (which represents approximately 98% of the estimated reserves as of January 1, 2001, on an Mcfe basis), the Specified Prices received weightings of approximately 10% and less in 2000 and the Average Market Prices received the balance of the weighting. The Specified Price for gas was $1.89 per MMBtu in 2000. The Hedge Contract expired August 31, 2000.

The Purchase Contract also provides that the minimum paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the six months ended June 30, 2001 and 2000. As of June 30, 2001, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2001 and 2000 by $5,813,000 and $498,000, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 2001 and 2000 were $7,055,000 and $4,025,000, respectively. Such gross revenues for the six-month periods ended June 30, 2001 and 2000 were $13,281,000 and $7,826,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.286, $0.283 and $0.281, respectively, per MMBtu for 2001, 2000 and 1999 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended June 30, 2001 and 2000, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended March 31, 2001 and 2000 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $439,000 and $312,000, respectively. During the six-month periods ended June 30, 2001 and 2000, such fees, attributable to production during the six-month periods ended March 31, 2001 and 2000, totaled $832,000 and $633,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2001 and 2000 were $96,000 and $95,000, respectively. During the six-month periods ended June 30, 2001 and 2000, such fees were $192,000 and $190,000, respectively.

                          TORCH ENERGY ROYALTY TRUST

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 2001 and 2000 were $14,000 per period. Such fees during the six-month periods June 30, 2001 and 2000 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

Item 2. Discussion and Analysis of Financial Condition and Results of
        -------------------------------------------------------------
        Operations
        ----------

Results of Operations
---------------------

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 2001 and 2000 is derived from oil and gas produced during the three-month periods ended March 31, 2001 and 2000, respectively. Net profits income for the six-month periods ended June 30, 2001 and 2000 is derived from oil and gas produced during the six-month periods ended March 31, 2001 and 2000. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                  Three Months Ended June 30,
                              -----------------------------------
                                    2001               2000
                              -----------------------------------
                               Bbls      Mcf      Bbls      Mcf
                              of Oil   of Gas    of Oil   of Gas
                              ------  --------   ------  --------
Chalkley Field                 3,281   654,837   4,516    692,180
Robinson's Bend Field            ---   539,386     ---    591,199
Cotton Valley Fields             885   259,185   1,233    284,719
Austin Chalk Fields            3,534    36,120   5,374     54,445
                              ------ ---------  ------  ---------
                               7,700 1,489,528  11,123  1,622,543
                              ====== =========  ======  =========


                                   Six Months Ended June 30,
                              -----------------------------------
                                    2001               2000
                              -----------------------------------
                               Bbls     Mcf      Bbls      Mcf
                              of Oil  of Gas    of Oil   of Gas
                              ------ ---------  ------  ---------
Chalkley Field                 7,103 1,387,110   9,065  1,272,366
Robinson's Bend Field            --- 1,109,535     ---  1,220,259
Cotton Valley Fields           1,450   542,549   2,224    580,913
Austin Chalk Fields            7,649    77,399  10,573    102,327
                              ------ ---------  ------  ---------
                              16,202 3,116,593  21,862  3,175,865
                              ====== =========  ======  =========

                          TORCH ENERGY ROYALTY TRUST

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June
--------------------------------------------------------------------------------
30, 2000
--------

For the three-month period ended June 30, 2001, net profits income was $5,573,000, up 80% from net profits income of $3,090,000 for the same period in 2000. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties, slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 2001 was 1,489,528 Mcf, or 8% lower than gas production of 1,622,543 Mcf for the same period in 2000. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 2001 was 7,700 Bbls as compared to 11,123 Bbls for the same period in 2000. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three-month period ended March 31, 2001 was $4.47 per MMBtu for gas and $22.73 per Bbl for oil as compared to $2.25 per MMBtu for gas and $22.55 per Bbl for oil during the same period in 2000. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarters ended June 30, 2001 and 2000. As of June 30, 2001, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended June 30, 2001 and 2000 being reduced by $3,464,000 and $235,000, respectively.

General and administrative expenses amounted to $175,000 for the three-month period ended June 30, 2001 as compared to $125,000 during the same period in 2000. These expenses primarily relate to administrative services provided by Torch and the Trustee. Current period general and administrative costs were greater than prior period costs primarily as a result of a favorable adjustment recorded in the prior period pertaining to third party reserve engineer fees.

The foregoing resulted in distributable income of $5,406,000, or $0.63 per Unit, for the three-month period ended June 30, 2001, as compared to $2,969,000, or $0.35 per

                          TORCH ENERGY ROYALTY TRUST

Unit, for the same period in 2000. Cash distributions of $5,427,000, or $0.63 per Unit, were made to Unitholders during the quarter ended June 30, 2001 as compared to $2,941,000, or $0.34 per Unit, for the same period in 2000. The
Section 29 Credits relating to the distributions received by Unitholders during the quarter ended June 30, 2001 and 2000, generated from production during the three-month periods ended March 31, 2001 and 2000, were approximately $0.07 and $0.08 per Unit, respectively.

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30,
--------------------------------------------------------------------------------
2000
----

For the six-month period ended June 30, 2001, net profits income was $10,518,000, up 78% from net profits income of $5,909,000 for the same period in 2000. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties, slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 2001 was 3,116,593 Mcf, or 2% lower than gas production of 3,175,865 Mcf for the same period in 2000. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 2001 was 16,202 Bbls, as compared to 21,862 Bbls for the same period in 2000. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the six-month period ended March 31, 2001 was $4.00 per MMBtu for gas and $24.80 per Bbl for oil as compared to $2.25 per MMBtu for gas and $20.99 per Bbl for oil during the same period in 2000. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No price credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six months ended June 30, 2001 and 2000. As of June 30, 2001, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess from the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2001 and 2000 by $5,813,000 and $498,000, respectively.

General and administrative expenses amounted to $332,000 for the six-month period ended June 30, 2001 as compared to $285,000 for the same period in 2000. These expenses primarily relate to administrative services provided by Torch and the Trustee. Current period general and administrative costs were greater than prior period costs

                          TORCH ENERGY ROYALTY TRUST

primarily as a result of a favorable adjustment recorded in 2000 pertaining to third party reserve engineer fees.

The foregoing resulted in distributable income of $10,198,000, or $1.19 per Unit, for the six-month period ended June 30, 2001 as compared to $5,629,000, or $0.65 per Unit, for the same period in 2000. Cash distributions of $10,217,000, or $1.19 per Unit, were made to Unitholders during the six-month period ended June 30, 2001, as compared to $5,598,000, or $0.65 per Unit, for the same period in 2000. The Section 29 Credits relating to these distributions, generated from production during the six-month periods ended March 31, 2001 and 2000, were approximately $0.15 and $0.16, respectively.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 2001 and 2000, derived from production sold during the three-month and six-month periods ended March 31, 2001 and 2000, respectively, was computed as shown in the following tables:

                                               Three Months Ended June 30, 2001                Three Months Ended June 30, 2000
                                         ---------------------------------------------    ----------------------------------------
                                           Chalkley,                                        Chalkley,
                                         Cotton Valley                                    Cotton Valley
                                           and Austin         Robinson's                    and Austin        Robinson's
                                          Chalk Fields        Bend Field        Total      Chalk Fields       Bend Field    Total
                                         --------------      ------------      -------    --------------     ------------  -------
Oil and gas revenues..................         $4,489            $2,127                         $2,590           $1,123
                                         --------------      ------------                 --------------     ------------

Direct operating expenses:
   Lease operating expenses and
       property tax...................            318               ---                            305              ---
   Severance tax......................            119               185                            100               49
                                         --------------      ------------                 --------------     ------------
                                                  437               185                            405               49
                                         --------------      ------------                 --------------     ------------
Net proceeds before capital
   Expenditures.......................          4,052             1,942                          2,185            1,074
Capital expenditures..................            128               ---                              6              ---
                                         --------------      ------------                 --------------     ------------

Net proceeds..........................          3,924             1,942                          2,179            1,074
Net profits percentage................             95%               95%                            95%              95%
                                         --------------      ------------                 --------------     ------------
Net profits income....................         $3,728            $1,845        $5,573           $2,070           $1,020    $3,090
                                         ==============      ============      =======    ==============     ============  =======

                          TORCH ENERGY ROYALTY TRUST

                                                   Six Months Ended June 30, 2001                Six Months Ended June 30, 2000
                                            --------------------------------------------    ----------------------------------------
                                              Chalkley,                                       Chalkley,
                                            Cotton Valley                                   Cotton Valley
                                              and Austin         Robinson's                   and Austin        Robinson's
                                             Chalk Fields        Bend Field       Total      Chalk Fields       Bend Field    Total
                                            --------------      ------------     -------    --------------     ------------  -------
Oil and gas revenues......................   $     8,538         $    3,911                  $     4,880        $   2,313
                                            --------------      ------------                --------------     ------------

Direct operating expenses:
   Lease operating expenses and
       property tax.......................           691                ---                          679              ---
   Severance tax..........................           222                312                          175              132
                                            --------------      ------------                --------------     ------------
                                                     913                312                          854              132
                                            --------------      ------------                --------------     ------------
Net proceeds before capital
   expenditures...........................         7,625              3,599                        4,026            2,181
Capital expenditures......................           152                ---                          (13)             ---
                                            --------------      ------------                --------------     ------------

Net proceeds..............................         7,473              3,599                        4,039            2,181
Net profits percentage....................            95%                95%                          95%              95%
                                            --------------      ------------                --------------     ------------
Net profits income........................   $     7,099         $    3,419      $10,518     $     3,837        $   2,072    $5,909
                                            ==============      ============     =======    ==============     ============  =======

Recent Decline in Gas Prices
----------------------------

As discussed above, because a modified cash basis of accounting is used by the Trust, net profits income of the Trust for the three month and six month periods ended June 30, 2001 is derived from oil and gas produced and sold during the three month and six month periods ended March 31, 2001, respectively. Gas prices during the three and six month periods ended March 31, 2001 were substantially higher than current gas prices and average gas prices during the three months ended June 30, 2001 (which will be used to determine net profits income for the three month period ended September 30, 2001). Torch currently estimates that average gas prices in the three month period ended June 30, 2001 will be approximately 27% less than average gas prices in the three month period ended March 31, 2001. Lower gas prices will reduce the net profits income paid to the Trust for the three months ended September 30, 2001.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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


Date: July 31, 2001
      (The Trust has no employees, directors or executive officers.)