Form 10-Q
period 2001-09-30
TORCH ENERGY ROYALTY TRUST
filed 2001-11-14
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q


(MARK ONE)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number   1-12474
                      ----------------------------------------------------------

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

                         Yes    X           No
                             --------          --------

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward-looking statements not to be correct include, among others, the other cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

INTRODUCTION

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2000 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2001 and December 31, 2000, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2001 and 2000 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS

                                                       September 30, 2001    December 31, 2000
                                                      ------------------    -----------------
                                                          (Unaudited)
Cash...............................................         $     3               $     5
Net profits interests in oil and gas properties
(Net of accumulated amortization of $138,641
and $135,664 at September 30, 2001 and
December 31, 2000, respectively)...................          41,959                44,936
                                                            -------               -------
                                                            $41,962               $44,941
                                                            =======               =======

                                 LIABILITIES AND TRUST CORPUS

Trust expense payable..............................         $   171               $   158
Trust corpus.......................................          41,791                44,783
                                                            -------               -------
                                                            $41,962               $44,941
                                                            =======               =======


                       See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                  (Unaudited)

                                            Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                            ----------------------------     ---------------------------
                                               2001               2000            2001           2000
                                            ---------          ---------     ----------       ----------
Net profits income......................      $3,755             $3,703         $14,273         $9,612

Interest income.........................           6                  6              18             11
                                              ------             ------         -------         ------

                                               3,761              3,709          14,291          9,623
                                              ------             ------         -------         ------
General and
  administrative expenses...............         171                139             503            424
                                              ------             ------         -------         ------

Distributable income....................      $3,590             $3,570         $13,788         $9,199
                                              ======             ======         =======         ======

Distributable income per Unit
  (8,600 Units)........................       $  .42             $  .42         $  1.60         $ 1.07
                                              ======             ======         =======         ======

Distributions per Unit..................      $  .42             $  .42         $  1.61         $ 1.07
                                              ======             ======         =======         ======

                                  See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                  (Unaudited)


                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                      ----------------------------          ----------------------
                                                        2001                2000              2001          2000
                                                      --------           ---------          --------      --------
Trust corpus, beginning of period..........            $42,706             $45,348          $ 44,783       $48,982

Amortization of net profits interests......               (919)             (1,860)           (2,977)       (5,525)

Distributable income.......................              3,590               3,570            13,788         9,199

Distributions to Unitholders...............             (3,586)             (3,578)          (13,803)       (9,176)
                                                       -------             -------          --------      --------

Trust corpus, end of period................            $41,791             $43,480          $ 41,791       $43,480
                                                       =======             =======          ========      ========

                      See notes to financial statements.

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended June 30, 2001 and 2000 from the Underlying Properties in the Robinson's Bend Field was approximately 42% (383 MMcf) and 39% (357 MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 2001 and 2000 from the Underlying Properties in the Robinson's Bend Field was approximately 42% (1,154
MMcf) and 37% (1,023 MMcf), respectively, below the Volume Limitation.

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

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2001 and 2000 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2001 and 2000, respectively.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

-  General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-  Distributions to Unitholders are recorded when declared.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future
   Section 29 Credits for Federal income tax purposes. No impairment loss was recognized during the nine-month periods ending September 30, 2001 and 2000.

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

4.  Distributions and Income Computations

Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Quarterly Distribution Amount is distributed within approximately ten days after the record date to each person who was a Unitholder of record on the associated record date.

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflected the terms of the Hedge Contract, the Trust's net profits income was not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 98% of the estimated reserves as of January 1, 2001, on a Mcfe basis), the Specified Prices received weightings of approximately 10% and less in 2000 and the Average Market Prices received the balance of the weighting.
The Specified Prices for gas was $1.89 per MMBtu in 2000. The Hedge Contract expired August 31, 2000.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-months ended September 30, 2001 and 2000. As of September 30, 2001, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 2001 and 2000 by $7,439,000 and $1,406,000, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 2001 and 2000 were $4,877,000 and $4,726,000, respectively. Such gross revenues for the nine-month periods ended September 30, 2001 and 2000 were $18,158,000 and $12,551,000, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.286, $0.283 and $0.281, per MMBtu for 2001, 2000 and 1999 production, respectively), plus fuel usage equal to 5% of revenues, payable to an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended September 30, 2001 and 2000, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three-month periods ended June 30, 2001 and 2000 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $328,000 and $344,000, respectively. During the nine-month periods ended September 30, 2001 and 2000, such fees, attributable to production during the nine-month periods ended June 30, 2001 and 2000, totaled $1,161,000 and $977,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2001 and 2000 were $96,000 and $95,000, respectively. During the nine-month periods ended September 30, 2001 and 2000, such fees were $288,000 and $285,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 2001 and 2000 were $14,000 per period. Such fees during the nine-month periods September 30, 2001 and 2000 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST

ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 2001 and 2000 is derived from actual oil and gas produced during the three-month periods ended June 30, 2001 and 2000, respectively. Net profits income for the nine-month periods ended September 30, 2001 and 2000 is derived from actual oil and gas produced during the nine-month periods ended June 30, 2001 and 2000, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                        Three Months Ended September 30,
                                     ---------------------------------------
                                           2001                 2000
                                     ------------------    -----------------
                                      Bbls        Mcf       Bbls       Mcf
                                     of Oil     of Gas     of Oil    of Gas
                                     ------     -------    ------    -------
Chalkley Field                        2,750     571,564    4,332     646,985
Robinson's Bend Field                   ---     557,140      ---     584,919
Cotton Valley Fields                    754     249,712    2,394     315,288
Austin Chalk Fields                   3,490      15,259    6,103      53,306
                                     ------   ---------   ------   ---------
                                      6,994   1,393,675   12,829   1,600,498
                                     ======   =========   ======   =========

                                         Nine Months Ended September 30,
                                     ---------------------------------------
                                           2001                 2000
                                     ------------------   ------------------
                                      Bbls        Mcf       Bbls       Mcf
                                     of Oil     of Gas     of Oil    of Gas
                                     ------   ---------   -------  ---------
Chalkley Field                        9,853   1,958,674   13,397   1,919,351
Robinson's Bend Field                   ---   1,666,675      ---   1,805,178
Cotton Valley Fields                  2,204     792,261    4,618     896,201
Austin Chalk Fields                  11,139      92,658   16,676     155,633
                                     ------   ---------   ------   ---------
                                     23,196   4,510,268   34,691   4,776,363
                                     ======   =========   ======   =========

                          TORCH ENERGY ROYALTY TRUST

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

For the three-month period ended September 30, 2001, net profits income was $3,755,000, $52,000 greater than net profits income of $3,703,000 for the same period in 2000. The slight increase in net profits income during 2001 as compared to the prior period was primarily a result of higher gas prices in 2001 being offset by lower oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended June 30, 2001 was 1,393,675 Mcf, or 13% lower than gas production of 1,600,498 Mcf for the same period in 2000. Approximately 54% of this reduction in production was due to a decline in production from the "#4 well" in the Chalkley Field which is experiencing unanticipated excess water production. The operator of the Chalkley unit, ExxonMobil, is utilizing enhanced recovery methods on the #4 well; however, such methods have not yet improved gas production for this well. No assurances can be made that production from the #4 well will improve.

Oil production attributable to the Underlying Properties for the three-month period ended June 30, 2001 was 6,994 Bbls as compared to 12,829 Bbls for the same period in 2000. Such decrease in oil production is mainly due to normal production declines.

The average prices paid for production attributable to the Underlying Properties during the three-month period ended June 30, 2001 was $3.30 per MMBtu for gas and $21.98 per Bbl for oil as compared to $2.68 per MMBtu for gas and $23.04 per Bbl for oil during the same period in 2000. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarter ended September 30, 2001 and 2000, respectively. As of September 30, 2001, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect

                          TORCY ENERGY ROYALTY TRUST

of reducing distributions received by Unitholders by $1,626,000 and $907,000, respectively, during the three-month periods ended September 30, 2001 and 2000.

General and administrative expenses amounted to $171,000 for the three-month period ended September 30, 2001 as compared to $139,000 during the three-month period ended September 30, 2000. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3,590,000, or $0.42 per Unit, for the three-month period ended September 30, 2001, as compared to $3,570,000, or $0.42 per Unit, for the same period in 2000. Cash distributions of $3,586,000, or $0.42 per Unit, were made during the quarter ended September 30, 2001 as compared to $3,578,000, or $0.42 per Unit, for the same period in 2000. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended September 30, 2001 and 2000, generated from production during the three-month periods ended June 30, 2001 and 2000, were approximately $0.07 and $0.08 per Unit, respectively, for each period.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

For the nine-month period ended September 30, 2001, net profits income was 14,273,000, up 48% from net profits income of $9,612,000 for the same period in 2000. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties slightly offset by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the nine-month period ended June 30, 2001 was 4,510,268 Mcf, or 6% lower than gas production of 4,776,363 Mcf for the same period in 2000. The Chalkley Field's gas production during the nine months ended June 30, 2001 was 1,958,674 Mcf as compared to 1,919,351 Mcf during the nine months ended June 30, 2000. As discussed above, during the quarter ended June 30, 2001, the #4 well's production declined as a result of excessive water production. The operator of the Chalkley unit, ExxonMobil, is utilizing enhanced recovery methods on the #4 well; however, such methods have not yet improved gas production for this well.

Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 2001 was 23,196 Bbls, as compared to 34,691 Bbls for the same period in 2000. Such decreases in production are mainly due to normal production declines.

                          TORCY ENERGY ROYALTY TRUST

The average price paid for production attributable to the Underlying Properties during the nine-month period ended June 30, 2001 was $3.78 per MMBtu for gas and $23.95 per Bbl for oil as compared to $2.39 per MMBtu for gas and $21.75 per Bbl for oil during the same period in 2000. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders
during the nine-months ended September 30, 2001 and 2000.   As of September 30,
2001, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 2001 and 2000 by $7,439,000 and $1,406,000, respectively.

General and administrative expenses amounted to $503,000 for the nine-month period ended September 30, 2001 as compared to $424,000 during the nine-month period ended September 30, 2000. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $13,788,000, or $1.60 per Unit, for the nine-month period ended September 30, 2001 as compared to $9,199,000, or $1.07 per Unit, for the same period in 2000. During the nine-month period ended September 30, 2001, the Trust made distributions to Unitholders of $13,803,000, or $1.61 per Unit, as compared to $9,176,000, or $1.07 per Unit, for the same period in 2000. The Section 29 Credits relating to these distributions, generated from production during the nine-month periods ended June 30, 2001 and 2000, were approximately $0.22 and $0.24, respectively.

                          TORCY ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 2001 and 2000, derived from production sold during the three-month and nine-month periods ended June 30, 2001 and 2000, respectively, was computed as shown in the following tables:


                                              THREE MONTHS ENDED SEPT. 30, 2001                THREE MONTHS ENDED SEPT. 30, 2000
                                      -----------------------------------------------    -------------------------------------------
                                         CHALKLEY,                                          CHALKLEY,
                                       COTTON VALLEY                                      COTTON VALLEY
                                        AND AUSTIN        ROBINSON'S                       AND AUSTIN       ROBINSON'S
                                       CHALK FIELDS       BEND FIELD        TOTAL         CHALK FIELDS      BEND FIELD       TOTAL
                                      ---------------  -------------      --------       -------------      ----------    ----------
Oil and gas revenues................       $2,965            $1,584                          $3,036           $1,346
                                           ------            ------                          ------           ------
Direct operating expenses:
 Lease operating expenses and
  property tax......................          401               ---                             340              ---
 Severance tax......................           93               118                              94               71
                                           ------            ------                          ------           ------
                                              494               118                             434               71
                                           ------            ------                          ------           ------
Net proceeds before capital
 expenditures.......................        2,471             1,466                           2,602            1,275
Capital expenditures................          (15)              ---                             (21)             ---
                                           ------            ------                          ------           ------

Net proceeds........................        2,486             1,466                           2,623            1,275
Net profits percentage..............           95%               95%                             95%              95%
                                           ------            ------                          ------           ------
Net profits income..................       $2,362            $1,393         $3,755           $2,492           $1,211        $3,703
                                           ======            ======         ======           ======           ======        ======


                                              NINE MONTHS ENDED SEPT. 30, 2001                NINE MONTHS ENDED SEPT. 30, 2000
                                      -----------------------------------------------    -------------------------------------------
                                         CHALKLEY,                                          CHALKLEY,
                                       COTTON VALLEY                                      COTTON VALLEY
                                        AND AUSTIN        ROBINSON'S                       AND AUSTIN       ROBINSON'S
                                       CHALK FIELDS       BEND FIELD        TOTAL         CHALK FIELDS      BEND FIELD      TOTAL
                                      ---------------  -------------    -------------     -------------     ----------    ----------
Oil and gas revenues................       $11,503           $5,494                          $7,916           $3,658
                                           -------           ------                          ------           ------

Direct operating expenses:
 Lease operating expenses and
  property tax......................         1,092              ---                           1,020              ---
 Severance tax......................           316              429                             269              202
                                           -------           ------                          ------           ------
                                             1,408            5,065                           1,289              202
                                           -------           ------                          ------           ------
Net proceeds before capital
 expenditures.......................        10,095            5,065                           6,627            3,456
Capital expenditures................           136              ---                             (35)             ---
                                           -------           ------                          ------           ------

Net proceeds........................         9,959                                            6,662            3,456
Net profits percentage..............            95%              95%                             95%              95%
                                           -------           ------                          ------           ------
Net profits income..................       $ 9,461           $4,812         $14,273          $6,329           $3,283        $9,612
                                           =======           ======         =======          ======           ======        ======

                          TORCY ENERGY ROYALTY TRUST

An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future Section 29 Credits. No impairment loss was recognized during the nine-month periods ended September 30, 2001 and 2000.

RECENT DECLINE IN GAS PRICES

As discussed above, because a modified cash basis of accounting is used by the Trust, net profits income of the Trust for the three-month and nine-month periods ended September 30, 2001 is derived from oil and gas produced and sold during the three- month and nine-month periods ended June 30, 2001, respectively. Gas prices during the three and nine month periods ended June 30, 2001 were substantially higher than current gas prices and average gas prices during the three months ended September 30, 2001 (which will be used to determine net profits income for the three-month period ended December 31, 2001.) Torch currently estimates that average gas prices in the three-month period ended September 30, 2001 will be approximately 26% less than average gas prices in the three-month period ended June 30, 2001. Lower gas prices will reduce the net profits income paid to the Trust for the three months ended December 31, 2001.

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

                          TORCH ENERGY ROYALTY TRUST


THE TRUST MAY TERMINATE AFTER 2002

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25 million. Torch currently projects, based on oil and gas reserve estimates at December 31, 2000 prepared by independent reserve engineers, that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Future revisions of oil and gas reserve estimates can impact this price per Mcf estimate that projects the
Trust's termination.   Upon termination of the Trust, the Trustee is required to
sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed
to Unitholders following such a sale.   During the second quarter of 2001, the
Chalkley #4 well experienced a decline in production primarily due to increased levels of water production. No assurances can be made that the operator of the #4 well will be able to take actions which will reverse the reduction in production experienced in the #4 well. The reduced production from the #4 well may adversely affect the reserve quantities attributable to the Trust's Net Profits Interest, thereby increasing the gas price at year end 2002 necessary to cause the Trust's estimated net cash flows from proved reserves to be more than $25 million.


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

                          TORCH ENERGY ROYALTY TRUST

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


Date:  November 12, 2001
       (The Trust has no employees, directors or executive officers.)