Form 10-K405
period 2001-12-31
TORCH ENERGY ROYALTY TRUST
filed 2002-04-01
CIK 912030

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                            -----------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X       NO
                                     -----        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 1, 2002 was approximately $51.8 million.

                          TORCH ENERGY ROYALTY TRUST

                           Annual Report on Form 10-K
                  For the fiscal year ended December 31, 2001

                               TABLE OF CONTENTS

                                                                  Page
                                                                 Number
                                                                 ------
PART I

  Item 1.    Business...........................................    3
  Item 2.    Properties.........................................    9
  Item 3.    Legal Proceedings..................................    12
  Item 4.    Submission of Matters to a Vote of Unitholders.....    12

PART II

  Item 5.    Market for Registrant's Units and Related
             Unitholder Matters.................................    13
  Item 6.    Selected Financial Data............................    13
  Item 7.    Discussion and Analysis of Financial Condition and
             Results of Operations..............................    14
  Item 7a    Quantitative and Qualitative Disclosures About
             Market Risk........................................    17
  Item 8.    Financial Statements and Supplementary Data........    18
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................    31

PART III

  Item 10.   Directors and Executive Officers of the Registrant.    31
  Item 11.   Executive Compensation.............................    31
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management.........................................    31
  Item 13.   Certain Relationships and Related Transactions.....    32

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................    34

             Signatures

                          TORCH ENERGY ROYALTY TRUST

                                     PART I

ITEM 1.  BUSINESS
-----------------

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

Sales of coal seam and tight sands gas attributable to the Net Profits Interests prior to January 1, 2003 result in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 2001, 2000 and 1999, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.08, $1.06 and $1.04, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

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

MARKETING ARRANGEMENTS

In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2002, on a net equivalent Mcf of gas ("Mcfe") basis), the Specified Prices received weightings of 8% and less during the three years ended December 31, 2001 and the Average Market Prices received the balance of the weighting. The Specified Prices for gas was $1.88 per MMBtu in 1999 and $1.89 per MMBtu in 2000 and were adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices. The Hedge Contract expired August 31, 2000.

                          TORCH ENERGY ROYALTY TRUST


The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits"), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. As TEMI did not exercise its option to discontinue the Minimum Price Commitment, the Minimum Price and Sharing Price in 2002, adjusted for inflation, will be $1.71 and $2.12, respectively. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gas production is purchased at the wellhead and, therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

GATHERING, TREATING AND TRANSPORTATION ARRANGEMENTS

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.286, $0.283 and $0.281 per MMBtu for 2001, 2000, and 1999, respectfully), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 2001, 2000 and 1999, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2001, 2000 and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,438,000, $1,342,000 and $1,309,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

                          TORCH ENERGY ROYALTY TRUST


Robinson's Bend Field production attributable to the Trust did not meet the Volume Limitation during the three years ended December 31, 2001 and is not expected to do so in the future.

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

UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties.
Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. No impairment loss was recognized during the three years ended December 31, 2001.

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

ENVIRONMENTAL REGULATION

Activities on the Underlying Properties are subject to existing Federal, state and local laws, rules and regulations relating to the protection of public health and welfare, safety and the environment, including, without limitation, laws regulating the release of materials into the environment and laws protecting areas of particular environmental concern. It is anticipated that, absent the occurrence of an unanticipated event, compliance with these laws will not have a material adverse effect upon the Trust or Unitholders. Torch has informed the Trust that it cannot predict what effect future regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyances, any costs or expenses incurred by TRC or Velasco in connection with environmental liabilities, to the extent arising out of or relating to activities occurring on, or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1993, will be borne by TRC or Velasco and not the Trust and will not be deducted in calculating Net Proceeds and will, therefore, not reduce amounts payable to the Trust.

FOLLOWING DECEMBER 31, 2002, NET PROCEEDS ATTRIBUTABLE TO THE ROBINSON'S BEND FIELD WILL DECREASE

Prior to December 31, 2002, lease operating expenses will not be deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. After 2002, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust will decrease substantially following 2002. In 2001, lease operating expense in the Robinson's Bend Field was $6.2 million. Because lease operating expenses for the Robinson's Bend Field during 2001 exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses in 2001 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust in 2001 would have been reduced from $16.2 million to $10.4 million, or $1.89 to $1.21 per Unit. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust will not receive any Net Proceeds attributable to the Robinson's Bend Field. Approximately $4.7 million of the $6.2 million of the lease operating expenses for 2001 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

THE TRUST MAY TERMINATE AFTER 2002

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25 million. The estimated price of natural gas per Mcf which would result in a termination of the Trust is dependent on the oil and gas reserve estimates. Any revisions of oil and natural gas reserve estimates will impact the estimated price per Mcf that would cause the Trust

                          TORCH ENERGY ROYALTY TRUST


to terminate. Torch currently estimates that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.


ITEM 2.  PROPERTIES
-------------------

DESCRIPTION OF THE UNDERLYING PROPERTIES

Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in six unitized wells producing from the Miogyp "B" reservoir. The wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the unitized wells.

Robinson's Bend Field. The Underlying Properties include an average 42.7% working interest (30.0% net revenue interest) in 394 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately $1.08, $1.06 and $1.04 per MMBtu in 2001, 2000 and 1999, respectively. This rate is adjusted annually for inflation. All of the wells in the Robinson's Bend Field are operated by an affiliate of Torch.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf, less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). Gross production during 2001, 2000, and 1999 attributable to distributions from the Underlying Properties in the Robinson's Bend Field averaged 557 MMcf, 595 MMcf and 652 MMcf per quarter, respectively, and was therefore 42%, 38% and 32%, respectively, less than the Volume Limitation for the year.

In calculating amounts paid to the Trust, lease operating expenses and development costs in the Robinson's Bend Field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend Field will be reduced substantially.

Cotton Valley Fields. The Underlying Properties include an average 49.0% working interest ( 36.6% net revenue interest) in 41 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 qualifies for the Section 29 Tax Credits for productions of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average of 15.9% working interest (12.4% net revenue interest) in 90 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 qualifies for the Section 29 Credits for tight sands gas. A subsidiary of Torch operates eight wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

                          TORCH ENERGY ROYALTY TRUST


WELL COUNT AND ACREAGE SUMMARY

The following table shows, as of December 31, 2001, the gross and net interest in oil and gas wells for the Underlying Properties:

                                                  Gas Wells                      Oil Wells
                                          -----------------------      -------------------------
                                             Gross         Net           Gross            Net
                                          ---------      --------      ----------      ---------
Chalkley Field......................              6           1.0             ---            ---
Robinson's Bend Field...............            394         168.3             ---            ---
Cotton Valley Fields................             41          20.9             ---            ---
Austin Chalk Fields.................             38           7.4              51            8.5
                                          ---------      --------      ----------      ---------
  Total.............................            479        197.60              51            8.5
                                          =========      ========      ==========      =========

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2001. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                   Acreage
                                          ------------------------
                                             Gross           Net
                                          ---------      ---------
Chalkley Field......................          2,152            425
Robinson's Bend Field...............         33,404         14,288
Cotton Valley Fields................          4,411          2,606
Austin Chalk Fields.................         35,439          6,409
                                          ---------      ---------
  Total.............................         75,406         23,728
                                          =========      =========

DRILLING ACTIVITY

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2001. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by TRC and Velasco ("Gross Well"). A net well ("Net Well") represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

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


                                                 Development Wells
              ---------------------------------------------------------------------------------------------
                                  Gross                                               Net
              -----------------------------------------------     -----------------------------------------
                                   Dry                                                Dry
               Productive         Holes            Total            Productive       Holes         Total
              -------------   --------------  ---------------     --------------   ---------    -----------
2001                      4                0                4                3.5           0           3.5
2000                      0                0                0                  0           0             0
1999                      1                0                1                0.9           0           0.9

                          TORCH ENERGY ROYALTY TRUST

There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2001.

OIL AND GAS SALES PRICES AND PRODUCTION COSTS

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating net profits income and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during the three years ended December 31, 2001 (derived from production during the twelve months ended September 30, 2001, 2000 and 1999, respectively).

                                                                          Chalkley, Cotton Valley
                                                                          and Austin Chalk Fields
                                                               ------------------------------------------
                                                                   2001            2000            1999
                                                               -----------    -------------   -----------
Production:
  Gas (MMcf)...................................................        3,664           3,933           4,171
  Oil (Mbbl)...................................................           30              44              54

Weighted average lifting cost per Mcfe.........................       $  .38          $  .34          $  .39
Weighted average taxes on production per Mcfe..................       $  .12          $  .08          $  .08
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 3.54          $ 2.58          $ 1.96
  Oil ($/Bbl)..................................................       $23.16          $22.76          $11.93

                                                                          Robinson's Bend Field
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ----------    -------------   --------------
Production:
  Gas (MMcf)...................................................        2,228           2,381           2,607
  Oil (Mbbl)...................................................          ---             ---             ---

Weighted average lifting cost per Mcfe.........................       $  ---(a)       $  ---(a)       $  ---(a)
Weighted average taxes on production per Mcfe..................       $  .22          $  .13          $ 0.06
Weighted average sales price (b)
  Gas ($/Mcf)..................................................       $ 2.98          $ 2.18          $ 1.63
  Oil ($/Bbl)..................................................       $  ---          $  ---          $  ---

(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003. Average lifting costs per Mcfe were $2.79, $2.45 and $2.47, respectively, during 2001, 2000 and 1999, in the Robinson's Bend Field.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

                          TORCH ENERGY ROYALTY TRUST


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings to which the Trust is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS
-------------------------------------------------------
No matter was submitted to the Unitholders for a vote in 2001.

                          TORCH ENERGY ROYALTY TRUST

                                    PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters
---------------------------------------------------------------------

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At March 1, 2002, there were 8,600,000 Units outstanding and approximately 568 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange ("NYSE") and the amount of quarterly cash distributions per Unit made by the Trust:

                                                                                                Cash
                                                             High              Low           Distributions
                                                        -----------        ----------      -----------------

Quarter ended March 31, 2000.......................          $ 4.69           $3.88                 $.31
Quarter ended June 30, 2000........................          $ 5.25           $3.88                 $.34
Quarter ended September 30, 2000...................          $ 8.25           $5.19                 $.41
Quarter ended December 31, 2000....................          $ 7.88           $5.94                 $.41

Quarter ended March 31, 2001.......................          $ 9.82           $7.00                 $.56
Quarter ended June 30, 2001........................          $14.14           $7.61                 $.63
Quarter ended September 30, 2001...................          $11.14           $5.41                 $.42
Quarter ended December 31, 2001....................          $ 7.50           $5.38                 $.28

On March 1, 2002, the high and low sales price per unit on the NYSE was $6.35 and $5.92, respectively.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per Unit amounts)
-------------------------------

                                                         Year Ended December 31,
                                -----------------------------------------------------------------------
                                    2001            2000          1999           1998            1997
                                ---------      ----------      ----------      ---------      ----------
Net profits income........        $16,843         $13,243         $10,174        $13,615        $ 15,183
Distributable income......        $16,181         $12,674         $ 9,511        $12,936        $ 14,525
Distributions declared....        $16,211         $12,668         $ 9,520        $12,917        $ 14,534
Distributable income
per Unit..................        $  1.88         $  1.47         $  1.11        $  1.50        $   1.69
Distributions per Unit....        $  1.89         $  1.47         $  1.11        $  1.50        $   1.69
Total assets (at end of
 period)..................        $36,696         $44,941         $49,143        $57,015        $100,845


Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

                          TORCH ENERGY ROYALTY TRUST

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS
         --------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Discussion of Years Ended December 31, 2001, 2000, and 1999

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds to the Trust for the years ended December 31, 2001, 2000 and 1999 is derived from actual oil and gas production from October 1, 2000 through September 30, 2001, October 1, 1999 through September 30, 2000 and October 1, 1998 through September 30, 1999, respectively. The following tables set forth, for the Underlying Properties, oil and gas sales attributable to distributions received by Unitholders during the three years ended December 31, 2001.

                                                   Bbls of Oil
                                    ------------------------------------------
                                       2001           2000             1999
                                    ---------      ----------      -----------
Chalkley Field................         12,479          17,032           20,881
Robinson's Bend Field.........            ---             ---              ---
Cotton Valley Fields..........          3,059           4,633            4,841
Austin Chalk Fields...........         14,427          22,309           27,797
                                    ---------      ----------      -----------

Total.........................         29,965          43,974           53,519
                                    =========      ==========      ===========

                                                   Mcf of Gas
                                    -----------------------------------------
                                      2001            2000            1999
                                    ---------      ----------      ----------

Chalkley Field................      2,513,448       2,532,663       2,683,448
Robinson's Bend Field.........      2,228,005       2,381,356       2,606,750
Cotton Valley Fields..........      1,041,310       1,198,484       1,234,693
Austin Chalk Fields...........        109,405         201,524         253,251
                                    ---------      ----------      ----------

Total.........................      5,892,168       6,314,027       6,778,142
                                    =========      ==========      ==========

For the year ended December 31, 2001, net profits income was $16,843,000, as compared to $13,243,000 and $10,174,000 for the same periods in 2000 and 1999, respectively. The increase in net profits income resulted from higher average oil and gas prices paid to the Trust during 2001 as compared to 2000. The increase in net profits income from 1999 to 2000 was due to higher average oil and gas prices paid to the Trust in 2000 as compared to 1999.

Gas production attributable to the distributions received by Unitholders during the year ended December 31, 2001 was 5,892,168 Mcf, as compared to gas production of 6,314,027 Mcf and 6,778,142 Mcf for the same periods in 2000 and 1999, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 2001 was 29,965 Bbls as compared to 43,974 Bbls and 53,519 Bbls for the same periods in 2000 and 1999, respectively.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the year ended December 31, 2001 was $3.47 per MMBtu as compared to $2.56 per MMBtu and $1.95 per MMBtu for the years ended December 31, 2000 and 1999, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2001, 2000 and 1999 was $23.16, $22.76 and $11.93 per Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of

                          TORCH ENERGY ROYALTY TRUST


December 31, 2001, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions during the three years ended December 31, 2001.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the years ended December 31, 2001, 2000, and 1999 were reduced by $7,880,000, $2,866,000 and $280,000, respectively, as a result of such Sharing Price arrangement.

Lease operating expenses and capital expenditures deducted in calculating distributions during the years ended December 31, 2001, 2000 and 1999 totaled $1,631,000, $1,736,000 and $1,849,000, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the Net Proceeds from the Robinson's Bend Field prior to January 1, 2003. Severance tax deducted in calculating distributions during the years ended December 31, 2001, 2000 and 1999 totaled $949,000, $653,000 and $498,000, respectively, for all four fields.

General and administrative expenses during the years ended December 31, 2001, 2000 and 1999 amounted to $682,000, $584,000 and $674,000, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.

For the year ended December 31, 2001, distributable income was $16,181,000, or $1.88 per Unit, as compared to $12,674,000, or $1.47 per Unit, and $9,511,000, or $1.11 per Unit, for the same periods in 2000 and 1999, respectively. Total cash distributions of $16,211,000, or $1.89 per Unit, were made during the year ended December 31, 2001 as compared to $12,668,000, or $1.47 per Unit, and $9,520,000, or $1.11 per Unit, for the same periods in 2000 and 1999, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 2001, 2000 and 1999, totaled approximately $0.29, $0.31 and $0.36 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits received by the Trust during the years ended December 31, 2001, 2000 and 1999, derived from production sold during the twelve months ended September 30, 2001, 2000 and 1999, respectively, was computed as shown in the following table (in thousands):

                                                              Year Ended December 31,
                            -------------------------------------------------------------------------------------
                                                    2001                                     2000
                            -------------------------------------------------------------------------------------
                                 Chalkley,                                   Chalkley,
                                  Cotton                                      Cotton
                                Valley and        Robinson's                Valley and     Robinson's
                               Austin Chalk          Bend                  Austin Chalk       Bend
                                  Fields            Field       Total         Fields         Field          Total
                            -----------------   ------------  ---------   --------------  -------------   ----------
Oil and gas revenues........         $13,669        $6,640                   $11,140         $5,190
                                     -------        ------                   -------         ------
Direct operating expenses:
  Lease operating expenses
   and property tax.........           1,452           ---(a)                  1,424            ---(a)
  Severance tax.............             453           496                       352            302
                                     -------        ------                   -------         ------
                                       1,905           496                     1,776            302
                                     -------        ------                   -------         ------
Net proceeds before
   capital expenditures.....          11,764         6,144                     9,364          4,888
Capital expenditures........             179           ---                       312            ---
                                     -------        ------                   -------         ------
Net proceeds................          11,585         6,144                     9,052          4,888
Net profits percentage......              95%           95%                       95%            95%
                                     -------        ------                   -------         ------
Net profits income..........         $11,006        $5,837       $16,843     $ 8,599         $4,644     $13,243
                                     =======        ======       =======     =======         ======     =======

                                              Year Ended December 31,
                            -------------------------------------------------------
                                                       1999
                            -------------------------------------------------------
                                 Chalkley,
                                  Cotton
                                Valley and          Robinson's
                               Austin Chalk           Bend
                                  Fields              Field               Total
                            ----------------     ---------------      ------------

Oil and gas revenues........      $8,817               $4,239
                                  ------               ------
Direct operating expenses:
  Lease operating expenses
   and property tax.........       1,727                  ---(a)
  Severance tax.............         341                  157
                                  ------               ------
                                   2,068                  157
                                  ------               ------
Net proceeds before
   capital expenditures.....       6,749                4,082
Capital expenditures........         122                  ---
                                  ------               ------
Net proceeds................       6,627                4,082
Net profits percentage......          95%                  95%
                                  ------               ------
Net profits income..........      $6,296               $3,878          $10,174
                                  ======               ======          =======


(a) Lease operating expenses are not deducted in calculating Net Proceeds until January 1, 2003. Lease operating expenses and property taxes (in thousands) were $6,221, $5,825 and $6,438 during 2001, 2000 and 1999, respectively.

FOLLOWING DECEMBER 31, 2002, NET PROCEEDS ATTRIBUTABLE TO THE ROBINSON'S BEND FIELD WILL DECREASE
-----------------------------------------------------------------------------

Prior to December 31, 2002, lease operating expenses will not be deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. After 2002, lease operating expenses will be deducted in calculating Net
Proceeds.   As a result, Net Proceeds paid to the Trust will decrease
substantially following 2002.

During the year ended December 31, 2001, lease operating expenses in the Robinson's Bend Field were $6.2 million. Because lease operating expenses for the Robinson's Bend Field during 2001 exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses in 2001 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust would not receive any net Proceeds attributable to the Robinson's Bend Field under this pricing scenario. Approximately $4.7 million of the $6.2 million of the lease operating expenses for 2001

                          TORCH ENERGY ROYALTY TRUST


were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

THE TRUST MAY TERMINATE AFTER 2002
----------------------------------

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25 million. The estimated price of natural gas per Mcf which would result in a termination of the Trust is dependent on the oil and gas reserve estimates. Any revisions of oil and natural gas reserve estimates would impact the estimated price per Mcf that would cause the Trust to
terminate.   Torch currently projects, based on oil and gas reserve estimates at
December 31, 2001 prepared by independent reserve engineers, that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust's assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties.

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefor is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. As TEMI did not exercise its option to discontinue the Minimum Price Commitment, the Minimum Price and Sharing Price in 2002, adjusted for inflation, will be $1.71 and $2.12, respectively.

                          TORCH ENERGY ROYALTY TRUST


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                  ----------
Independent Auditors' Reports................................................................             19
Statements of Assets, Liabilities and Trust Corpus at December 31, 2001 and 2000.............             20
Statements of Distributable Income for the Years Ended December 31, 2001, 2000 and 1999......             21
Statements of Changes in Trust Corpus for the Years Ended December 31, 2001, 2000 and 1999...             22
Notes to Financial Statements................................................................             23

                          TORCH ENERGY ROYALTY TRUST


                          INDEPENDENT AUDITORS' REPORT


Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with the accounting principles described in Note 2.



/s/ Ernst & Young LLP
---------------------
Houston, Texas
March 27, 2002

                          TORCH ENERGY ROYALTY TRUST


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                     ASSETS

                                                                  December 31,     December 31,
                                                                      2001            2000
                                                                 -----------      -----------
Cash.......................................................         $     2          $     5
Net profits interests in oil and gas properties
 (net of accumulated amortization of $143,906
 and $135,664 at December 31, 2001 and 2000,
 respectively).............................................           36,694           44,936
                                                                 -----------      -----------
                                                                     $36,696          $44,941
                                                                 ===========      ===========

                         LIABILITIES AND TRUST CORPUS

Trust expense payable......................................          $   185          $   158
Trust corpus...............................................           36,511           44,783
                                                                 -----------      -----------
                                                                     $36,696          $44,941
                                                                 ===========      ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                    (In thousands, except per Unit amounts)

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                           2001           2000           1999
                                                         --------       --------       --------
Net profits income.................................       $16,843        $13,243        $10,174

Interest income....................................            20             15             11
                                                         --------       --------       --------
                                                           16,863         13,258         10,185

General and administrative expenses................           682            584            674
                                                         --------       --------       --------
Distributable income...............................       $16,181        $12,674        $ 9,511
                                                         ========       ========       ========
Distributable income per Unit (8,600 Units)........       $  1.88        $  1.47        $  1.11
                                                         ========       ========       ========
Distributions per Unit.............................       $  1.89        $  1.47        $  1.11
                                                         ========       ========       ========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                                                     Year Ended December 31,
                                                           ----------------------------------------
                                                              2001            2000           1999
                                                           ---------       ---------       --------
Trust corpus, beginning of year......................       $ 44,783        $ 48,982        $56,860

Amortization of Net Profits Interests................         (8,242)         (4,205)        (7,869)

Distributable income.................................         16,181          12,674          9,511

Distributions to Unitholders.........................        (16,211)        (12,668)        (9,520)
                                                           ---------       ---------       --------
Trust Corpus, end of year............................       $ 36,511        $ 44,783        $48,982
                                                           =========       =========       ========

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

2.  BASIS OF ACCOUNTING

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2001, 2000 and 1999 are derived from oil and gas production sold during the twelve-month periods ended September 30, 2001, 2000 and 1999, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-  Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit") for Federal income tax purposes. No such impairment was recorded during the three years ended December 31, 2001.

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

5.  RELATED PARTY TRANSACTIONS

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production, which, prior to September 1, 2000, was adjusted to reflect the terms of a hedge contract ("Hedge Contract") to which TEMI was a party. Under the Hedge Contract, TEMI received prices specified in the Hedge Contract ("Specified Prices") for quantities of oil and gas specified therein ("Specified Quantities"). While the Index Price calculation reflects the terms of the Hedge Contract, the Trust's net profits income was not impacted by payments or receipts made by or received by TEMI in connection with its participation in the Hedge Contract. In calculating the Index Price for gas (which represents approximately 97% of the estimated reserves as of January 1, 2002, on an Mcfe basis), the Specified Prices received weightings of 8% and less during the three years ended December 31, 2001. The Average Market Prices received the balance of the weighting. The Specified Prices for gas were $1.88 per MMBtu in 1999 and $1.89 per MMBtu in 2000 and were adjusted to reflect the difference between the settlement prices for oil and gas in the futures markets and the Average Market Prices. The Hedge Contract expired August 31, 2000.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2001, TEMI

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three years ended December 31, 2001.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2001, 2000 and 1999 were reduced by $7,880,000, $2,866,000 and $280,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. TEMI did not exercise its option to discontinue the Minimum Price Commitment.
In accordance with the Purchase Contract, the Minimum Price and Sharing Price in 2002, adjusted for inflation, will be $1.71 and $2.12 respectively. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2001, 2000 and 1999 were $21,747,000, $17,672,000 and
$14,365,000, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.286, $0.283 and $0.281 per MMBtu for 2001, 2000 and 1999, plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field.
TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 2001, 2000 and 1999, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2001, 2000, and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,438,000, $1,342,000 and $1,309,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $160,000, $189,000, and $197,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In accordance with the Conveyance, no overhead fees were deducted in calculating the Net Proceeds from the Robinson Bend properties.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $384,000, $380,000 and $377,000 were paid by the Trust to Torch during the three years ended December 31, 2001, 2000 and 1999, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 2001, 2000 and 1999. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

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

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 2001, 2000 and 1999, based on reserve reports prepared by T. J. Smith & Company, Inc. ,
Ryder Scott Company and H. J. Gruy and Associates ("Independent Reserve Engineers"). As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 2001 were 16.5 billion cubic feet equivalent ("Bcfe") as compared to year-end 2000 and 1999 reserves of 42.7 Bcfe and 28.7 Bcfe, respectively. The decrease in year-end 2001 reserves as compared to year-end 2000 is a result of the significant decrease in year-end gas prices in 2001 as compared to 2000. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust's Net Profits Interest are estimated utilizing oil and gas prices (pursuant to the Purchase Contract) on the last day of the entity's fiscal year. Gas reserves at December 31, 2001, 2000 and 1999 were estimated utilizing $2.31, $5.49 and $2.04 per mcf of gas, after gathering, treating and transportation fees, for 2001, 2000 and 1999, respectively.

Description                                       2001                          2000                             1999
-----------                           -------------------------      --------------------------      --------------------------
                                           Oil           Gas              Oil            Gas               Oil            Gas
                                          (Mbbl)       (MMcf)            (Mbbl)        (MMcf)            (Mbbl)         (MMcf)
                                      -----------  ------------      -----------   ------------      ------------   ------------
Proved reserves at beginning of
 year............................             141        41,806              142         27,885               136         32,800
Revisions........................             (67)      (21,299)              25         18,978                34            360
Extensions and discoveries.......             ---           ---              ---            ---               ---            ---
Production.......................              (7)       (4,433)             (25)        (5,057)              (28)        (5,275)
                                      -----------  ------------      -----------   ------------      ------------   ------------
Proved reserves at end of year...              67        16,074              142         41,806               142         27,885
                                      ===========  ============      ===========   ============      ============   ============
Proved developed reserves at
 beginning of year...............             142        41,806              141         27,414               124         29,190
                                      ===========  ============      ===========   ============      ============   ============
Proved developed reserves at end
 of year.........................              67        16,074              142         41,806               141         27,414
                                      ===========  ============      ===========   ============      ============   ============

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2001, 2000 and 1999 are presented in the following table:

                                                                                  December 31,
                                                                 -------------------------------------------
                                                                    2001             2000             1999
                                                                 ---------       ----------       ----------
Future cash inflows........................................       $ 56,762        $ 356,091         $ 85,450
Future costs and expenses..................................        (19,154)        (141,201)         (25,654)
                                                                 ---------       ----------       ----------
Net future cash flows......................................         37,608          214,890           59,796
Discount at 10% for timing of cash flows...................        (10,028)         (81,301)         (18,025)
                                                                 ---------       ----------       ----------
Present value of future net cash flows for proved reserves.       $ 27,580        $ 133,589         $ 41,771
                                                                 =========       ==========       ==========


The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 2001, 2000 and 1999:

                                                                            Year Ended December 31,
                                                                 -----------------------------------------
                                                                   2001            2000            1999
                                                                 ---------       ---------       ---------
Balance at beginning of year...............................      $ 133,589        $ 41,771        $ 41,884
Sales of oil and gas produced, net of production costs.....        (14,131)        (15,368)        (10,523)
Accretion to discount......................................         13,359           4,177           4,189
Extensions and discoveries.................................           ----            ----            ----
Revision of prior-year estimates, change in prices
 and other.................................................       (105,237)        103,009           6,221
                                                                 ---------       ---------        --------
Balance at end of year.....................................      $  27,580        $133,589        $ 41,771
                                                                 =========       =========        ========

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, "Disclosure about Oil and Gas Producing Activities." The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest for qualifying coal seam and tight sand production at December 31, 2001, 2000 and 1999. Such estimates are based upon the production estimates set forth in the reserve reports prepared by the Independent Reserve Engineers. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of approximately $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of approximately $1.08, $1.06 and $1.04 per MMBtu for 2001, 2000 and 1999, respectively.

                                                                December 31,
                                                     --------------------------------
                                                      2001         2000         1999
                                                     ------       ------       ------

Undiscounted....................................     $2,366       $4,878       $7,575
                                                     ------      -------      -------
Discounted present value at 10%.................     $2,151       $4,241       $6,308
                                                     ======      =======      =======

                          TORCH ENERGY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS


7.  QUARTERLY FINANCIAL DATA (UNAUDITED - IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                                                           Distributable
                                                      Net Profits       Distributable          Income
                                                         Income             Income            Per Unit
                                                     ------------      ------------      --------------
Quarter ended March 31, 2001....................          $ 4,945           $ 4,792               $ .56
Quarter ended June 30, 2001.....................            5,573             5,406                 .63
Quarter ended September 30, 2001................            3,755             3,590                 .42
Quarter ended December 31, 2001.................            2,570             2,393                 .27
                                                     ------------      ------------      --------------
                                                          $16,843           $16,181               $1.88
                                                     ============      ============      ==============
Quarter ended March 31, 2000....................          $ 2,819           $ 2,660               $ .31
Quarter ended June 30, 2000.....................            3,090             2,969                 .35
Quarter ended September 30, 2000................            3,703             3,570                 .42
Quarter ended December 31, 2000.................            3,631             3,475                 .39
                                                     ------------      ------------      --------------
                                                          $13,243           $12,674               $1.47
                                                     ============      ============      ==============

                          TORCH ENERGY ROYALTY TRUST


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

As of March 1, 2002, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors.

                          TORCH ENERGY ROYALTY TRUST


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $384,000, $380,000 and $377,000 were paid by the Trust to Torch during the years ended December 31, 2001, 2000 and 1999, respectively.

Marketing Arrangement

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2001, TEMI had no outstanding Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2001, 2000 and 1999 were reduced by $7,880,000, $2,866,000 and $280,000, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2001, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. As TEMI did not exercise its option to discontinue the Minimum Price Commitment, the Minimum Price Sharing Price in 2002, adjusted for inflation, will be $1.71 and $2.12, respectively. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2001, 2000 and 1999 were $21,747,000, $17,672,000 and
$14,365,000, respectively.

                          TORCH ENERGY ROYALTY TRUST


Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.286, $0.283 and $0.281 per MMBtu for 2001, 2000 and 1999, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 2000, 1999 and 1998, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2001, 2000 and 1999 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1,438,000, $1,342,000 and $1,309,000, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.  Financial Statements:

     Torch Energy Royalty Trust
       Independent Auditors' Reports
       Statements of Assets, Liabilities and Trust Corpus at December 31, 2001
        and 2000
       Statements of Distributable Income for the Years Ended December 31, 2001,
        2000 and 1999
       Statements of Changes in Trust Corpus for the Years Ended December 31,
        2001, 2000 and   1999
       Notes to Financial Statements

     Torch Energy Advisors Incorporated and Subsidiaries ("Torch")
       Independent Auditors' Report

       Consolidated Balance Sheet of Torch as of December 31, 2001, and 2000 and the Related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income, and Cash Flows for the years ended December 31, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

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

                          TORCH ENERGY ROYALTY TRUST


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
------
 * Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b)  Report on Form 8-K:

  None filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TORCH ENERGY ROYALTY TRUST

                                          By:  Wilmington Trust Company
                                               Trustee


                                          By:  /s/ Bruce L. Bisson
                                               -------------------
                                                Bruce L. Bisson, Vice President

  Date:  March 29, 2002

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