Form 10-Q
period 2002-03-31
TORCH ENERGY ROYALTY TRUST
filed 2002-05-14
CIK 912030

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

Commission File Number  1-12474
                      ----------------------------------------------------------

                          Torch Energy Royalty Trust
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                          74-6411424
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

1100 North Market Street, Wilmington, Delaware                           19890
--------------------------------------------------                 -----------
(Address of principal executive offices)                            (Zip Code)

                                 302/651-8584
                            ----------------------
             (Registrant's telephone number, including area code)

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

                         Yes    X           No_______
                             -------

                          TORCH ENERGY ROYALTY TRUST

                        PART 1 - FINANCIAL INFORMATION

Item I.  Financial Statements
-----------------------------

The document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and values of the Torch Energy Royalty Trust ("Trust") are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities Exchange Commission, the volatility of oil and gas prices, future production costs, operating hazards and environmental conditions.

Introduction
------------

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2001 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2002 and December 31, 2001, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                          TORCH ENERGY ROYALTY TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                (In thousands)

                                    ASSETS


                                            March 31, 2002    December 31, 2001
                                          ------------------ -------------------
                                             (Unaudited)

Cash..................................        $       2           $       2
Net profits interests in oil and
gas properties (Net of accumulated
amortization of $145,824 and
$143,906 at March 31, 2002 and
December 31, 2001, respectively)......           34,776              36,694
                                             ----------          ----------
                                              $  34,778           $  36,696
                                             ==========          ==========


                         LIABILITIES AND TRUST CORPUS


Trust expense payable.................        $     182           $     185
Trust corpus..........................           34,596              36,511
                                             ----------          ----------
                                              $  34,778           $  36,696
                                             ==========          ==========


                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
               (In thousands, except Units and per Unit amounts)

                                  (Unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------
                                             2002              2001
                                          ----------        ----------

 Net profits income.................      $    2,233        $    4,945

 Interest income....................               1                 4
                                          ----------        ----------

                                               2,234             4,949
                                          ----------        ----------
 General and administrative
  expenses..........................             176               157
                                          ----------        ----------

 Distributable income...............      $    2,058        $    4,792
                                          ==========        ==========

 Distributable income per Unit
  (8,600,000 Units).................      $      .24        $      .56
                                          ==========        ==========


 Distributions per Unit.............      $      .24        $      .56
                                          ==========        ==========


                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                (In thousands)


                                  (Unaudited)

                                                Three Months Ended March 31,
                                              -------------------------------
                                                   2002              2001
                                              -------------     -------------
Trust corpus, beginning of period.........    $    36,511       $     44,783

Amortization of Net Profits Interests.....         (1,918)            (1,073)

Distributable income......................          2,058              4,792

Distributions to Unitholders..............         (2,055)            (4,790)
                                              -----------       ------------
Trust corpus, end of period...............    $    34,596       $     43,712
                                              ===========       ============


                      See notes to financial statements.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements


1.  Trust Organization and Nature of Operations

The Trust was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement ("Trust Agreement") among Trustee, Torch Royalty Company ("TRC") and Velasco Gas Company, Ltd. ("Velasco"), as owners of certain oil and gas properties ("Underlying Properties"), and Torch as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits available for 2001 and 2000 production from qualifying coal seam properties were approximately $1.08 and $1.06, respectively, for each MMBtu of gas produced and sold during the years ended December 31, 2001 and 2000. This rate is adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements


Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended December 31, 2001 and 2000 from the Underlying Properties in the Robinson's Bend Field was approximately 42% (387 MMcf) and 41% (371 MMcf), respectively, below the Volume Limitation.

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


2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2002 and 2001 are derived from oil and gas production sold during the three-month periods ended December 31, 2001 and 2000, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Trust's oil and gas reserves plus the estimated future Section

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements

     29 Credits for Federal income tax purposes. No impairment loss was recognized during the first quarter of 2002 and 2001.

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

                         Notes to Financial Statements


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

5.  Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production.

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2002 and 2001. As of March 31, 2002, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended March 31, 2002 and 2001 being reduced by $.2 million and $2.3 million, respectively.

Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI elected to continue the Minimum Price commitment in 2002, and in accordance with the Purchase Contract, the

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements


Minimum Price and Sharing Price commencing January 1, 2002, adjusted for inflation, is $1.71 per MMBtu and $2.12 per MMBtu, respectively. TEMI has purchased put option contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 2002 and 2001 were $3.1 million and $6.2 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.286 per MMBtu and $0.283 per MMBtu for 2001 and 2000 production, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three months ended March 31, 2002 and 2001, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three months ended December 31, 2001 and 2000 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $.2 million and $.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

                          TORCH ENERGY ROYALTY TRUST

                         Notes to Financial Statements


Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 2002 and 2001 were $97,000 and $96,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2002 and 2001 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                          TORCH ENERGY ROYALTY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 2002 and 2001 is derived from actual oil and gas produced during the three months ended December 31, 2001 and 2000, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                    Three Months Ended March 31,
                             -----------------------------------------
                                    2002                   2001
                             -------------------   -------------------
                               Bbls      Mcf         Bbls      Mcf
                              of Oil    of Gas      of Oil    of Gas
                             --------  ---------   -------- ----------
Chalkley Field                  2,524    540,910      3,822    732,273
Robinson's Bend Field             ---    552,829        ---    570,149
Cotton Valley Fields              984    270,753        565    283,364
Austin Chalk Fields             3,514      6,700      4,115     41,279
                             --------  ---------   -------- ----------
                                7,022  1,371,192      8,502  1,627,065
                             ========  =========   ======== ==========

For the three months ended March 31, 2002, net profits income was $2.2 million, down 55% from net profits income of $4.9 million for the same period in 2001. Such decreases are mainly due to significant decreases in the average price paid for oil and gas production attributable to the Underlying Properties during 2002 as compared to 2001.

Gas production attributable to the distributions received by Unitholders during the three months ended March 31, 2002 was 1,371,192 Mcf, or 16% lower than gas production of 1,627,065 Mcf for the same period in 2001. Oil production attributable to distributions received by Unitholders during the quarter ended March 31, 2002 was 7,022 Bbls as compared to 8,502 Bbls for the same period in 2001. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas and oil during the three months ended March 31, 2002 was $2.12 per MMBtu for gas and $14.21 per Bbl for oil as compared to $3.57 per MMBtu for gas and $26.67 per Bbl for oil during the same period in 2001. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum

                          TORCH ENERGY ROYALTY TRUST


Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2002 and 2001. As of March 31, 2002, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2002 and 2001 by $.2 million and $2.3 million respectively.

General and administrative expenses amounted to $176,000 for the three months ended March 31, 2002 as compared to $157,000 during the three months ended March 31, 2001. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2.1 million, or $.24 per Unit, for the three months ended March 31, 2002, as compared to $4.8 million, or $.56 per Unit, for the same period in 2001. Cash distributions of $2.1 million, or $0.24 per Unit, were made during the quarter ended March 31, 2002 as compared to $4.8 million, or $0.56 per Unit, for the same period in 2001. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 2001 and 2000, were approximately $0.07 per Unit and $0.08 per Unit, respectively.

                          TORCH ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three month periods ended March 31, 2002 and 2001, derived from production sold during the three months ended December 31, 2001 and 2000, respectively, was computed as shown in the following table:

                                           Three Months Ended March 31, 2002              Three Months Ended March 31, 2001
                                      -------------------------------------------   --------------------------------------------
                                        Chalkley,                                     Chalkley,
                                      Cotton Valley                                 Cotton Valley
                                        and Austin     Robinson's                     and Austin        Robinson's
                                       Chalk Fields    Bend Field        Total       Chalk Fields       Bend Field       Total
                                      -------------   ------------   ------------   --------------     -------------  ----------
Oil and gas revenues................  $       1,869   $        975   $      2,844   $        4,049     $       1,784  $    5,833
                                      -------------   ------------   ------------   --------------     -------------  ----------
Direct operating expenses:
 Lease operating expenses and
  Property tax......................            313            ---            313              373               ---         373
 Severance tax......................            135             40            175              104               127         231
                                      -------------   ------------   ------------   --------------     -------------  ----------
                                                448             40            488              477               127         604
                                      -------------   ------------   ------------   --------------     -------------  ----------
Net proceeds before capital                                                                                                5,229
 Expenditures.......................          1,421            935          2,356            3,572             1,657
Capital expenditures................              5            ---              5               24               ---          24
                                      -------------   ------------   ------------   --------------     -------------  ----------

Net proceeds........................          1,416            935          2,351            3,548             1,657       5,205
Net profits percentage..............             95%            95%            95%              95%               95%         95%
                                      -------------   ------------   ------------   --------------     -------------  ----------
Net profits income..................  $       1,345   $        888   $      2,233   $        3,371     $       1,574  $    4,945
                                      =============   ============   ============   ==============     =============  ==========


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

Lease operating expenses in the Robinson's Bend Field during the quarter ended March 31, 2002 were $1.5 million. Because lease operating expenses for the Robinson's Bend Field during this period exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses during the first quarter of 2002 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust during the quarter ended March 31, 2002 would have been reduced from $2.1 million to $1.2 million, or $0.24 per Unit to $0.14 per Unit. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust would not receive any Net Proceeds attributable to the Robinson's Bend Field under this pricing scenario. Approximately $1.2 million of the $1.5 million of the lease operating expenses pertaining to quarter ended March 31, 2002 distributions were paid to Torch and its

                          TORCH ENERGY ROYALTY TRUST

affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct 50% of such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be

                          TORCH ENERGY ROYALTY TRUST

entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI elected to continue the Minimum Price Commitment in 2002, and in accordance with the Purchase Contract, the Minimum Price and Sharing Price commencing January 1, 2002, adjusted for inflation, is $1.71 per MMBtu and $2.12 per MMBtu, respectively.

                          TORCH ENERGY ROYALTY TRUST

                          PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings
------    -----------------

          None.

ITEM 2.   Changes in Securities
------    ---------------------

          None.

ITEM 3.   Defaults upon Senior Securities
------    -------------------------------

          None.

ITEM 4.   Submission of Matters to a Vote of Unitholders
------    ----------------------------------------------

          None.

ITEM 5.   Other Information
------    -----------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

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


Date:  May 13, 2002
       (The Trust has no employees, directors or executive officers.)