Form 10-Q
period 2002-06-30
TORCH ENERGY ROYALTY TRUST
filed 2002-08-14
CIK 912030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                -------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

Commission File Number                                              1-12474
                                                                 --------------

                           Torch Energy Royalty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      74-6411424
-----------------------------------                  ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

1100 North Market Street, Wilmington, Delaware                       19890
----------------------------------------------                 -----------------
   (Address of principal executive offices)                       (Zip Code)

                                  302/651-8584
                  --------------------------------------------
               Registrant's telephone number, including area code


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

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2001 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2002 and December 31, 2001 and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                           TORCH ENERGY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                            ASSETS

                                                            June 30, 2002    December 31,2001
                                                            -------------    ----------------
                                                             (Unaudited)
Cash .....................................................     $     2           $     2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $147,618
and $143,906 at June 30, 2002 and
December 31, 2001, respectively) .........................      32,982            36,694
                                                               -------           -------
                                                               $32,984           $36,696
                                                               =======           =======

                                 LIABILITIES AND TRUST CORPUS


Trust expense payable ....................................     $   178           $   185
Trust corpus .............................................      32,806            36,511
                                                               -------           -------

                                                               $32,984           $36,696
                                                               =======           =======

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                     (In thousands, except per Unit amounts)

                                   (Unaudited)

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                             ----------------------------       ---------------------------
                                                2002              2001             2002             2001
                                             ----------        ----------       ----------       ----------
Net profits income ....................      $    1,983        $    5,573       $    4,216       $   10,518

Interest income .......................               1                 8                2               12
                                             ----------        ----------       ----------       ----------

                                                  1,984             5,581            4,218           10,530
                                             ----------        ----------       ----------       ----------
General and
     administrative expenses ..........             174               175              350              332
                                             ----------        ----------       ----------       ----------

Distributable income ..................      $    1,810        $    5,406       $    3,868       $   10,198
                                             ==========        ==========       ==========       ==========

Distributable income per Unit
     (8,600 Units) ....................      $      .21        $      .63       $      .45       $     1.19
                                             ==========        ==========       ==========       ==========

Distributions per Unit ................      $      .21        $      .63       $      .45       $     1.19
                                             ==========        ==========       ==========       ==========

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                         -------------------------      --------------------------
                                                            2002           2001            2002            2001
                                                         ----------     ----------      ----------      ----------
Trust corpus, beginning of period ....................   $   34,596     $   43,712      $   36,511      $   44,783

Amortization of net profits interests ................       (1,794)          (985)         (3,712)         (2,058)

Distributable income .................................        1,810          5,406           3,868          10,198

Distributions to Unitholders .........................       (1,806)        (5,427)         (3,861)        (10,217)
                                                         ----------     ----------      ----------      ----------

Trust corpus, end of period ..........................   $   32,806     $   42,706      $   32,806      $   42,706
                                                         ==========     ==========      ==========      ==========

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

1.  Trust Organization and Nature of Operations

The Trust was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement ("Trust Agreement") among the Trustee, Torch Royalty Company ("TRC") and Velasco Gas Company, Ltd. ("Velasco"), as owners of certain oil and gas properties ("Underlying Properties"), and Torch as grantor. TRC and Velasco created net profits interests ("Net Profits Interests") and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana ("Chalkley Field"), the Robinson's Bend Field in the Black Warrior Basin in Alabama ("Robinson's Bend Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 result in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The estimated Section 29 Credit rate for 2002 coal seam production is $1.08 for each MMBtu of gas produced and sold. The
Section 29 Credits available for 2001 and 2000 production from qualifying coal seam properties were approximately $1.08 and $1.06, respectively, for each MMBtu of gas produced and sold. This rate is adjusted annually for inflation. The
Section 29 Credit available for production from qualifying tight sands properties is $0.517 for each MMBtu of gas produced and sold and such amount is not adjusted for inflation.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended March 31, 2002 and 2001 from the Underlying Properties in the Robinson's Bend Field was approximately 46% (417
MMcf) and 44% (400 MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 2002 and 2001 from the Underlying Properties in the Robinson's Bend Field was approximately 44% (804 MMcf) and 42% (771 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells, as aggregate gross revenues have not exceeded aggregate costs and expenses for the Infill Wells.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2002 and 2001 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2002 and 2001, respectively. General and administrative expenses are recognized on an accrual basis.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future
     Section 29 Credits for Federal income tax purposes. No impairment loss was recognized during the six-month periods ending June 30, 2002 and 2001.

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

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

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

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production.
The Purchase Contract provides that the minimum paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the six months ended June 30, 2002 and 2001. As of June 30, 2002, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2002 and 2001 by $0.3 million and $5.8 million, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 2002 and 2001 were $2.9 million and $7.1 million respectively. Such gross revenues for the six-month periods ended June 30, 2002 and 2001 were $6.0 million and $13.3 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.289, $0.286 and $0.283, respectively, per MMBtu for 2002, 2001 and 2000 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended June 30, 2002 and 2001, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended March 31, 2002 and 2001 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million and $0.4 million, respectively. During the six-month periods ended June 30, 2002 and 2001, such fees, attributable to production during the six-month periods ended March 31, 2002 and 2001, totaled $0.5 million and $0.8 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2002 and 2001 were $97,000 and $96,000, respectively. During the six-month periods ended June 30, 2002 and 2001, such fees were $194,000 and $192,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 2002 and 2001 were $14,000 per period. Such fees during the six-month periods June 30, 2002 and 2001 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                           TORCH ENERGY ROYALTY TRUST

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 2002 and 2001 is derived from oil and gas produced during the three-month periods ended March 31, 2002 and 2001, respectively. Net profits income for the six-month periods ended June 30, 2002 and 2001 is derived from oil and gas produced during the six-month periods ended March 31, 2002 and 2001. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:


                                                             Three Months Ended June 30,
                                     -----------------------------------------------------------------------
                                                    2002                                   2001
                                     -----------------------------------   ---------------------------------
                                           Bbls                Mcf                Bbls              Mcf
                                          of Oil             of Gas              of Oil           of Gas
                                     ----------------   ----------------   ---------------    --------------
Chalkley Field                                  2,360            514,117             3,281           654,837
Robinson's Bend Field                             ---            521,740               ---           539,386
Cotton Valley Fields                              688            245,440               885           259,185
Austin Chalk Fields                             2,526              6,948             3,534            36,120
                                     ----------------   ----------------   ---------------    --------------
                                                5,574          1,288,245             7,700         1,489,528
                                     ================   ================   ===============    ==============

                                                              Six Months Ended June 30,
                                     -----------------------------------------------------------------------
                                                    2002                                   2001
                                     -----------------------------------   ---------------------------------
                                           Bbls                Mcf                Bbls              Mcf
                                          of Oil             of Gas              of Oil           of Gas
                                     ----------------   ----------------   ---------------    --------------
Chalkley Field                                  4,884          1,055,027             7,103         1,387,110
Robinson's Bend Field                             ---          1,074,569               ---         1,109,535
Cotton Valley Fields                            1,672            516,193             1,450           542,549
Austin Chalk Fields                             6,040             13,648             7,649            77,399
                                     ----------------   ----------------   ---------------    --------------
                                               12,596          2,659,437            16,202         3,116,593
                                     ================   ================   ===============    ==============

                           TORCH ENERGY ROYALTY TRUST

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

For the three-month period ended June 30, 2002, net profits income was $2.0 million, down 64% from net profits income of $5.6 million for the same period in 2001. Such decrease is primarily due to lower average prices paid for oil and gas production attributable to the Underlying Properties, combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 2002 was 1,288,245 Mcf, or 14% lower than gas production of 1,489,528 Mcf for the same period in 2001. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 2002 was 5,574 Bbls as compared to 7,700 Bbls for the same period in 2001. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three-month period ended June 30, 2002 was $2.14 per MMBtu for gas and $15.44 per Bbl for oil as compared to $4.47 per MMBtu for gas and $22.73 per Bbl for oil during the same period in 2001. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 and $1.70 per MMBtu for 2002 and 2001, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarters ended June 30, 2002 and 2001. As of June 30, 2002, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 and $2.10 per MMBtu for 2002 and 2001, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended June 30, 2002 and 2001 being reduced by $0.1 million and $3.5 million, respectively.

General and administrative expenses amounted to $174,000 for the three-month period ended June 30, 2002 as compared to $175,000 during the same period in 2001. These expenses primarily relate to administrative services provided by Torch and the Trustee.

                           TORCH ENERGY ROYALTY TRUST

The foregoing resulted in distributable income of $1.8 million, or $0.21 per Unit, for the three-month period ended June 30, 2002, as compared to $5.4 million, or $0.63 per Unit, for the same period in 2001. Cash distributions of $1.8 million, or $0.21 per Unit, were made to Unitholders during the quarter ended June 30, 2002 as compared to $5.4 million, or $0.63 per Unit, for the same period in 2001. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended June 30, 2002 and 2001, generated from production during the three-month periods ended March 31, 2002 and 2001, were approximately $0.07 per Unit for each period.

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

For the six-month period ended June 30, 2002, net profits income was $4.2 million, down 60% from net profits income of $10.5 million for the same period in 2001. Such decrease is primarily due to lower average prices paid for oil and gas production attributable to the Underlying Properties, combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 2002 was 2,659,437 Mcf, or 15% lower than gas production of 3,116,593 Mcf for the same period in 2001. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 2002 was 12,596 Bbls, as compared to 16,202 Bbls for the same period in 2001. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the six-month period ended March 31, 2002 was $2.13 per MMBtu for gas and $14.75 per Bbl for oil as compared to $4.00 per MMBtu for gas and $24.80 per Bbl for oil during the same period in 2001. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 and $1.70 per MMBtu for 2002 and 2001, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No price credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six months ended June 30, 2002 and 2001. As of June 30, 2002, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 and $2.10 per MMBtu for 2002 and 2001, respectively), TEMI is entitled to deduct 50% of such excess from the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2002 and 2001 by $0.3 million and $5.8 million, respectively.

                           TORCH ENERGY ROYALTY TRUST

General and administrative expenses amounted to $350,000 for the six-month period ended June 30, 2002 as compared to $332,000 for the same period in 2001. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $3.9 million, or $0.45 per Unit, for the six-month period ended June 30, 2002 as compared to $10.2 million, or $1.19 per Unit, for the same period in 2001. Cash distributions of $3.9 million, or $0.45 per Unit, were made to Unitholders during the six-month period ended June 30, 2002, as compared to $10.2 million, or $1.19 per Unit, for the same period in 2001. The Section 29 Credits relating to these distributions, generated from production during the six-month periods ended March 31, 2002 and 2001, were approximately $0.14 and $0.15 per Unit, respectively.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 2002 and 2001, derived from production sold during the three-month and six-month periods ended March 31, 2002 and 2001, respectively, was computed as shown in the following tables:

                                       Three Months Ended June 30, 2002          Three Months Ended June 30, 2001
                                   ----------------------------------------------------------------------------------
                                     Chalkley,                                 Chalkley,
                                   Cotton Valley                             Cotton Valley
                                     and Austin    Robinson's                 and Austin     Robinson's
                                    Chalk Fields   Bend Field     Total      Chalk Fields    Bend Field      Total
                                   -------------- ------------ ----------- ---------------- ------------ ------------
Oil and gas revenues .............   $     1,754    $     924                 $     4,489     $   2,127
                                   -------------- ------------             ---------------- ------------

Direct operating expenses:
   Lease operating expenses and
     property tax ................           406          ---                         318           ---
   Severance tax .................           149           43                         119           185
                                   -------------- ------------             ---------------- ------------
                                             555           43                         437           185
                                   -------------- ------------             ---------------- ------------
Net proceeds before capital
   Expenditures ..................         1,199          881                       4,052         1,942
Capital expenditures .............            (7)         ---                         128           ---
                                   -------------- ------------             ---------------- ------------

Net proceeds .....................         1,206          881                       3,924         1,942
Net profits percentage ...........            95%          95%                         95%           95%
                                   -------------- ------------             ---------------- ------------
Net profits income ...............   $     1,146    $     837    $ 1,983      $     3,728     $   1,845    $  5,573
                                   ============== ============ =========== ================ ============ ===========

                           TORCH ENERGY ROYALTY TRUST

                                      Six Months Ended June 30, 2002            Six Months Ended June 30, 2001
                                   -------------------------------------  ------------------------------------------
                                     Chalkley,                                Chalkley,
                                   Cotton Valley                            Cotton Valley
                                     and Austin    Robinson's                and Austin      Robinson's
                                    Chalk Fields   Bend Field    Total      Chalk Fields     Bend Field     Total
                                   -------------- ------------ ---------  ----------------  ------------ -----------
Oil and gas revenues .............   $     3,623   $   1,899               $    8,538        $  3,911
                                   -------------- ------------            ----------------  ------------

Direct operating expenses:
   Lease operating expenses and
     property tax ................           719         ---                      691             ---
   Severance tax .................           283          84                      222             312
                                   -------------- ------------            ----------------  ------------
                                           1,002          84                      913             312
                                   -------------- ------------            ----------------  ------------
Net proceeds before capital
   expenditures ..................         2,621       1,815                    7,625           3,599
Capital expenditures .............            (2)        ---                      152             ---
                                   -------------- ------------            ----------------  ------------

Net proceeds .....................         2,623       1,815                    7,473           3,599
Net profits percentage ...........            95%         95%                      95%             95%
                                   -------------- ------------            ----------------  ------------
Net profits income ...............   $     2,492   $   1,724   $  4,216    $    7,099        $  3,419     $   10,518
                                   ============== ============ =========  ================  ============ ===========


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

Lease operating expenses in the Robinson's Bend Field during the six months ended March 31, 2002 were $3.0 million. Because lease operating expenses for the Robinson's Bend Field during this period exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, the deduction of lease operating expenses would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust would have been reduced from $3.9 million to $2.1 million, or $0.45 per Unit to $0.25 per Unit. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust would not receive any Net Proceeds attributable to the Robinson's Bend Field under this pricing scenario. Approximately $2.4 million of the $3.0 million of the lease operating expenses during the six months ended March 31, 2002 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

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

    4.1  Form of Torch Energy Royalty Trust Agreement.*
    4.2  Form of Louisiana Trust Agreement.*
    4.3  Specimen Trust Unit Certificate.*
    4.4  Designation of Ancillary Trustee.*

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

                                         TORCH ENERGY ROYALTY TRUST

                                         By: Wilmington Trust Company,
                                             Trustee


                                         By: /s/ Bruce L. Bisson
                                             ---------------------------------
                                         Bruce L. Bisson
                                         Vice President

Date:  August 14, 2002
         (The Trust has no employees, directors or executive officers.)

                           TORCH ENERGY ROYALTY TRUST

                                 Exhibit Index

4. Instruments of defining the rights of security holders, including indentures.

    4.1  Form of Torch Energy Royalty Trust Agreement.*
    4.2  Form of Louisiana Trust Agreement.*
    4.3  Specimen Trust Unit Certificate.*
    4.4  Designation of Ancillary Trustee.*

* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.