Form 10-Q
period 2002-09-30
TORCH ENERGY ROYALTY TRUST
filed 2002-11-14
CIK 912030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

Commission File Number                                                  1-12474



                           Torch Energy Royalty Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          74-6411424
-------------------------------------------          -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                   Identification Number)

1100 North Market Street, Wilmington, Delaware                   19890
----------------------------------------------              ----------------
   (Address of principal executive offices)                    (Zip Code)

                                  302/651-8584
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, as required by the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2001 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2002 and December 31, 2001, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2002 and 2001 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

                           TORCH ENERGY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                     ASSETS


                                                                   September 30,       December 31,
                                                                       2002               2001
                                                                   -------------       ------------
                                                                    (Unaudited)
Cash ..............................................................  $     2            $     2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $149,408
and $143,906 at September 30, 2002 and
December 31, 2001, respectively) ..................................   31,192             36,694
                                                                     -------            -------
                                                                      31,194            $36,696
                                                                     =======            =======

                          LIABILITIES AND TRUST CORPUS


Trust expense payable .............................................  $   174            $   185
Trust corpus ......................................................   31,020             36,511
                                                                     -------            -------

                                                                     $31,194            $36,696
                                                                     =======            =======


                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                     (In thousands, except per Unit amounts)

                                   (Unaudited)


                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                   --------------------     --------------------
                                                     2002         2001        2002        2001
                                                   --------     -------     -------    ---------

Net profits income                                 $  2,586     $ 3,755     $ 6,802    $ 14,273

Interest income                                           1           6           3          18
                                                   --------      ------     -------    --------

                                                      2,587       3,761       6,805      14,291
                                                   --------     -------     -------    --------
General and administrative expenses                     175         171         525         503
                                                   --------     -------     -------    --------

Distributable income                               $  2,412     $ 3,590     $ 6,280    $ 13,788
                                                   ========     =======     =======    ========

Distributable income per Unit (8,600 Units)        $    .28     $   .42     $   .73    $   1.60
                                                   ========     =======     =======    ========

Distributions per Unit                             $    .28     $   .42     $   .73    $   1.61
                                                   ========     =======     =======    ========


                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                   (Unaudited)

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                  -------------------------------    ---------------------------------
                                                      2002            2001              2002               2001
                                                  -------------    --------------    --------------     --------------

Trust corpus, beginning of period                 $     32,806     $     42,706      $      36,511      $      44,783

Amortization of net profits interests                   (1,790)            (919)            (5,502)            (2,977)

Distributable income                                     2,412            3,590              6,280             13,788

Distributions to Unitholders                            (2,408)          (3,586)            (6,269)           (13,803)
                                                  ------------     ------------      -------------      -------------

Trust corpus, end of period                          $  31,020        $  41,791      $      31,020      $      41,791
                                                  ============     ============      =============      =============

                        See notes to financial statement

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended June 30, 2002 and 2001 from the Underlying Properties in the Robinson's Bend Field was approximately 47% (426 MMcf) and 42% (383 MMcf), respectively, below the Volume Limitation. Production for the nine-month periods ended June 30, 2002 and 2001 from the Underlying Properties in the Robinson's Bend Field was approximately 45% (1,231
MMcf) and 42% (1,154 MMcf), respectively, below the Volume Limitation.

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

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

     - Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2002 and 2001 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2002 and 2001, respectively. General and administrative expenses are recognized on an accrual basis.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

     - Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

     - Distributions to Unitholders are recorded when declared by the Trustee.

     - An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds the sum of the estimated undiscounted future cash flows attributable to the Net Profits Interest plus the estimated future Section 29 Credits for Federal income tax purposes. No impairment loss was recognized during the nine-month periods ending September 30, 2002 and 2001.

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

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production. The Purchase Contract provides that the minimum paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the nine months ended September 30, 2002 and 2001. As of September 30, 2002, TEMI had no accumulated Price Credits. In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

distributions received by Unitholders during the nine-month periods ended September 30, 2002 and 2001 by $1.0 million and $7.4 million, respectively.

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

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 2002 and 2001 were $3.6 million and $4.9 million respectively. Such gross revenues for the nine-month periods ended September 30, 2002 and 2001 were $9.6 million and $18.2 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.289 and $0.286, respectively, per MMBtu for 2002 and 2001 production), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended September 30, 2002 and 2001, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended June 30, 2002 and 2001 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million for each period. During the nine-month periods ended September 30, 2002 and 2001, such fees, attributable to production during the nine-month periods ended June 30, 2002 and 2001, totaled $0.7 million and $1.2 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees during the three-month periods ended September 30, 2002 and 2001 were $97,000 and $96,000, respectively. During the nine-month periods ended September 30, 2002 and 2001, such fees were $292,000 and $288,000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 2002 and 2001 were $14,000 per period. Such fees during the nine-month periods September 30, 2002 and 2001 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                           TORCH ENERGY ROYALTY TRUST

Item 2. Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 2002 and 2001 is derived from oil and gas produced during the three-month periods ended June 30, 2002 and 2001, respectively. Net profits income for the nine-month periods ended September 30, 2002 and 2001 is derived from oil and gas produced during the nine-month periods ended June 30, 2002 and 2001. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                            Three Months Ended September 30,
                                     ---------------------------------------------
                                              2002                   2001
                                     ---------------------   ---------------------
                                       Bbls          Mcf        Bbls          Mcf
                                      of Oil       of Gas      of Oil       of Gas
                                     -------   -----------   -------    ----------
Chalkley Field .................       2,282       499,271     2,750       571,564
Robinson's Bend Field ..........         ---       511,732       ---       557,140
Cotton Valley Fields ...........         887       264,747       754       249,712
Austin Chalk Fields ............       2,877         6,900     3,490        15,259
                                     -------   -----------   -------    ----------
                                       6,046     1,282,650     6,994     1,393,675
                                     =======   ===========   =======    ==========



                                             Nine Months Ended September 30,
                                     ---------------------------------------------
                                              2002                   2001
                                     ---------------------   ---------------------
                                       Bbls          Mcf        Bbls        Mcf
                                      of Oil       of Gas      of Oil      of Gas
                                     -------   -----------   -------    ----------
Chalkley Field .................       7,166    1,554,298      9,853     1,958,674
Robinson's Bend Field ..........         ---    1,586,301        ---     1,666,675
Cotton Valley Fields ...........       2,559      780,940      2,204       792,261
Austin Chalk Fields ............       8,917       20,548     11,139        92,658
                                     -------  -----------   --------    ----------
                                      18,642    3,942,087     23,196     4,510,268
                                     =======  ===========   ========    ==========

                           TORCH ENERGY ROYALTY TRUST

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

For the three-month period ended September 30, 2002, net profits income was $2.6 million, down 32% from net profits income of $3.8 million for the same period in 2001. Such decrease is primarily due to lower average prices received for oil and gas production attributable to the Underlying Properties, combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended June 30, 2002 was 1,282,650 Mcf, or 8% lower than gas production of 1,393,675 Mcf for the same period in 2001. Oil production attributable to the Underlying Properties for the three-month period ended June 30, 2002 was 6,046 Bbls as compared to 6,994 Bbls for the same period in 2001. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three-month period ended September 30, 2002 was $2.67 per MMBtu for gas and $20.11 per Bbl for oil as compared to $3.30 per MMBtu for gas and $21.98 per Bbl for oil during the same period in 2001. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 and $1.70 per MMBtu for 2002 and 2001, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarters ended September 30, 2002 and 2001. As of June 30, 2002, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 and $2.10 per MMBtu for 2002 and 2001, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended September 30, 2002 and 2001 being reduced by $0.7 million and $1.6 million, respectively.

General and administrative expenses amounted to $175,000 for the three-month period ended September 30, 2002 as compared to 171,000 during the same period in 2001. These expenses primarily relate to administrative services provided by Torch and the Trustee.

                           TORCH ENERGY ROYALTY TRUST

The foregoing resulted in distributable income of $2.4 million, or $0.28 per Unit, for the three-month period ended September 30, 2002, as compared to $3.6 million, or $0.42 per Unit, for the same period in 2001. Cash distributions of $2.4 million, or $0.28 per Unit, were made to Unitholders during the quarter ended September 30, 2002 as compared to $3.6 million, or $0.42 per Unit, for the same period in 2001. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended September 30, 2002 and 2001, generated from production during the three-month periods ended June 30, 2002 and 2001, were approximately $0.07 per Unit for each period.

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

For the nine-month period ended September 30, 2002, net profits income was $6.8 million, down 52% from net profits income of $14.3 million for the same period in 2001. Such decrease is primarily due to lower average prices received for oil and gas production attributable to the Underlying Properties, combined with normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the nine-month period ended June 30, 2002 was 3,942,087 Mcf, or 13% lower than gas production of 4,510,268 Mcf for the same period in 2001. Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 2002 was 18,642 Bbls, as compared to 23,196 Bbls for the same period in 2001. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the nine-month period ended June 30, 2002 was $2.31 per MMBtu for gas and $16.49 per Bbl for oil as compared to $3.78 per MMBtu for gas and $23.95 per Bbl for oil during the same period in 2001. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 and $1.70 per MMBtu for 2002 and 2001, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine months ended September 30, 2002 and 2001. As of September 30, 2002, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 and $2.10 per MMBtu for 2002 and 2001, respectively), TEMI is entitled to deduct 50% of such excess from the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine-month periods ended September 30, 2002 and 2001 by $1.0 million and $7.4 million, respectively.

General and administrative expenses amounted to $525,000 for the nine-month period

                           TORCH ENERGY ROYALTY TRUST


ended September 30, 2002 as compared to $503,000 for the same period in 2001. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $6.3 million, or $0.73 per Unit, for the nine-month period ended September 30, 2002 as compared to $13.8 million, or $1.60 per Unit, for the same period in 2001. Cash distributions of $6.3 million, or $0.73 per Unit, were made to Unitholders during the nine-month period ended September 30, 2002, as compared to $13.8 million, or $1.61 per Unit, for the same period in 2001. The Section 29 Credits relating to these distributions, generated from production during the nine-month periods ended June 30, 2002 and 2001, were approximately $0.21 and $0.22 per Unit, respectively.

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 2002 and 2001, derived from production sold during the three-month and nine-month periods ended June 30, 2002 and 2001, respectively, was computed as shown in the following tables:

                                              Three Months Ended                        Three Months Ended
                                              September 30, 2002                        September 30, 2001
                                   --------------------------------------  ---------------------------------------------
                                     Chalkley,                                 Chalkley,
                                   Cotton Valley                             Cotton Valley
                                     and Austin    Robinson's                 and Austin       Robinson's
                                    Chalk Fields   Bend Field      Total     Chalk Fields      Bend Field      Total
                                   -------------- -------------  --------  ----------------- --------------  -----------

Oil and gas revenues                 $     2,216    $   1,157                 $     2,965      $   1,584
                                     -----------    ---------                 -----------      ---------

Direct operating expenses:
   Lease operating expenses and
     property tax                            366          ---                         401            ---
   Severance tax                             213           65                          93            118
                                     -----------    ---------                 -----------      ---------
                                             579           65                         494            118
                                     -----------    ---------                 -----------      ---------
Net proceeds before capital
   expenditures                            1,637        1,092                       2,471          1,466
Capital expenditures                           6          ---                         (15)           ---
                                     -----------    ---------                 -----------      ---------

Net proceeds                               1,631        1,092                       2,486          1,466
Net profits percentage                        95%          95%                         95%            95%
                                     -----------    ---------                 -----------      ---------
Net profits income                   $     1,549    $   1,037     $  2,586    $     2,362      $   1,393      $  3,755
                                     ===========    =========    =========    ===========      =========      ========


                           TORCH ENERGY ROYALTY TRUST

                                              Nine Months Ended                          Nine Months Ended
                                              September 30, 2002                        September 30, 2001
                                   -------------------------------------------------------------------------------------
                                     Chalkley,                                 Chalkley,
                                   Cotton Valley                             Cotton Valley
                                     and Austin    Robinson's                 and Austin       Robinson's
                                    Chalk Fields   Bend Field      Total     Chalk Fields      Bend Field      Total
                                   -------------  --------------  -------  ----------------- ---------------  --------

Oil and gas revenues                 $     5,839    $   3,056                 $    11,503      $   5,494
                                     -----------    ---------                 -----------      ---------

Direct operating expenses:
   Lease operating expenses and
     property tax                          1,086          ---                       1,092            ---
   Severance tax                             497          149                         316            429
                                     -----------    ---------                 -----------      ---------
                                           1,583          149                       1,408            429
                                     -----------    ---------                 -----------      ---------
Net proceeds before capital
   expenditures                            4,256        2,907                      10,095          5,065

Capital expenditures                           3          ---                         136            ---
                                     -----------    ---------                 -----------      ---------

Net proceeds                               4,253        2,907                       9,959          5,065
Net profits percentage                        95%          95%                         95%            95%
                                     -----------    ---------                 -----------      ---------
Net profits income                   $     4,040    $   2,762     $  6,802    $     9,461      $   4,812      $ 14,273
                                     ===========    =========     ========    ===========      =========      ========


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

Lease operating expenses in the Robinson's Bend Field during the nine months ended June 30, 2002 were $4.3 million. Because lease operating expenses for the Robinson's Bend Field during this period exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, the deduction of lease operating expenses would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust would have been reduced from $6.3 million to $3.5 million, or $0.73 per Unit to $0.41 per Unit. Torch currently estimates that if gas prices are below $5.10 per Mcf in 2003, lease operating expenses will be greater than Net Proceeds and so the Trust would not receive any Net Proceeds attributable to the Robinson's Bend Field under this pricing scenario. Approximately $3.5 million of the $4.3 million of the lease operating expenses during the nine months ended June 30, 2002 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

                           TORCH ENERGY ROYALTY TRUST



The Trust May Terminate After 2002

The Trust will terminate on March 1, of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. Torch currently estimates that unless the price of natural gas on December 31, 2002 exceeds $3.00 per Mcf, the Trust will terminate. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust's assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties. The information contained in this item updates, and should be read in conjunction with Part II, Item 7 of the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Torch, the grantor of the Trust, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in Internal Controls. There were no significant changes in the internal controls of Torch, the grantor of the Trust, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

   4.1  Form of Torch Energy Royalty Trust Agreement.*
   4.2  Form of Louisiana Trust Agreement.*
   4.3  Specimen Trust Unit Certificate.*
   4.4  Designation of Ancillary Trustee.*
  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K:

The Trust filed a current report on Form 8-K on August 14, 2002 disclosing the certifications of the Torch Energy Royalty Trust Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

                                  TORCH ENERGY ROYALTY TRUST

                                  By:    Wilmington Trust Company,
                                           Trustee


                                  By:  /s/ Bruce L. Bisson
                                       ---------------------------------------
                                       Bruce L. Bisson
                                       Vice President

Date:  November 14, 2002
         (The Trust has no employees, directors or executive officers.)

                                 CERTIFICATIONS

     I, J.P. Bryan, being the chief executive officer of Torch Energy Advisors Incorporated ("Torch"), the grantor of the Torch Energy Royalty Trust ("Trust"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



By /s/ J.P. BRYAN
   ------------------------------------------
   J.P. Bryan
   Chief Executive Officer


     I, Michael Smith, being the chief financial officer of Torch Energy Advisors Incorporated ("Torch"), the grantor of the Torch Energy Royalty Trust ("Trust"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002




By /s/ MICHAEL SMITH
   ------------------------------------------
   Michael Smith
   Chief Financial Officer

                                  Exhibit Index


Exhibit Number                         Title of Document
--------------                         -----------------

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002