Form 10-K
period 2002-12-31
TORCH ENERGY ROYALTY TRUST
filed 2003-04-14
CIK 912030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

              Rodney Square North
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

                               YES   X     NO _____
                                   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               YES _____   NO   X
                                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market values of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 3, 2003 and June 28, 2002 were approximately $49.2 million and $30.1 million, respectively.

                           Torch Energy Royalty Trust

                           Annual Report on Form 10-K
                   For the fiscal year ended December 31, 2002

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I

         Item 1.   Business ...........................................................      3
         Item 2.   Properties .........................................................      9
         Item 3.   Legal Proceedings ..................................................     12
         Item 4.   Submission of Matters to a Vote of Unitholders .....................     12

PART II

         Item 5.   Market for Registrant's Units and Related Unitholder Matters ......      13
         Item 6.   Selected Financial Data ...........................................      13
         Item 7.   Discussion and Analysis of Financial Condition and Results of
                   Operations ........................................................      14
         Item 7a.  Quantitative and Qualitative Disclosures About
                   Market Risk .......................................................      18
         Item 8.   Financial Statements and Supplementary Data .......................      19
         Item 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure ..........................................      32

PART III

         Item 10.  Directors and Executive Officers of the Registrant ................      32
         Item 11.  Executive Compensation ............................................      32
         Item 12.  Security Ownership of Certain Beneficial Owners and Management ....      32
         Item 13.  Certain Relationships and Related Transactions ....................      33
         Item 14.  Controls and Procedures ...........................................      34

PART IV

         Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...      35

            ---    Signatures

                           Torch Energy Royalty Trust

                                     PART I

Item 1.  Business

This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, estimated quantities and net present values of reserves of the Torch Energy Royalty Trust ("Trust") and statements that include the words "believe", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objectives", "should" or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Important factors that could cause actual results to differ materially from Torch's expectations ("Cautionary Statements") are disclosed under "Risk Factors" elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than
1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of March 31, 2003, the Trust has not terminated as none of the aforementioned events have occurred. (See "Termination of Trust" disclosure on page 9 for additional information.) Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders ("Unitholders"). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

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

                           Torch Energy Royalty Trust

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

Sales of coal seam and tight sands gas attributable to the Net Profits Interests prior to January 1, 2003 resulted in Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credit"). In 2002, 2001 and 2000, the Section 29 Credit available for production from qualifying coal seam properties was approximately $1.09, $1.08 and $1.06, respectively, for each MMBtu of gas produced and sold. This rate was adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties is approximately $0.52 for each MMBtu of gas produced and sold and such amount was not adjusted for inflation.

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

Marketing Arrangements

In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract, which expires upon the termination of the Trust. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production.

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

                           Torch Energy Royalty Trust

Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be adjusted for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. As TEMI did not exercise its option to discontinue the Minimum Price Commitment, the Minimum Price in 2003 and 2002, adjusted for inflation, is approximately $1.71 per MMBtu for each year. The Sharing Price in 2003 and 2002, adjusted for inflation, is approximately $2.11 per MMBtu and $2.12 per MMBtu, respectively.

Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.289, $0.286, and $0.283 per MMBtu for 2002, 2001, and 2000 respectfully), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 2002, 2001 and 2000, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2002, 2001 and 2000 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.4 million and $1.3 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Net Profits Interests

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 are not deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of
912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson's Bend Field production attributable to the Trust did not meet the Volume Limitation during the three years ended December 31, 2002 and is not expected to do so in the future.

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

                           Torch Energy Royalty Trust

Effective April 1, 2000, Torch sold its interest in eight Infill Wells and its approximate 5% interest in the Cotton Valley Field to Samson Lone Star Limited Partnership ("Samson"). The properties were conveyed subject to the terms and conditions of the Trust Agreement. The Trust's Net Profit Interest and Trust Corpus were not impacted by the sale.

Torch Affiliates' Robinson's Bend Field Sale

On January 8, 2003, Torch and certain of its subsidiaries and subsidiaries of Torchmark Corporation, including Velasco, sold all of their oil and gas interests in the Robinson's Bend Field to Everlast Energy LLC ("Everlast"). Everlast assumed operations of the properties and the water disposal and gathering facilities. The sale included the Robinson's Bend Field working interests, which are burdened by the Trust's Net Profits Interests, and the water disposal and gathering systems. This transaction did not alter the Trust's Net Profits Interest in the Robinson's Bend Field. Additionally, this transaction did not alter Torch's obligation to administer the Trust and to handle the distribution of the Trust's cash distributions.


                                  RISK FACTORS

Volatility of Oil and Gas Prices

The Trust's cash distributions, operating results and the value of the Net Profits Interest are substantially dependent on prices of gas and, to a lesser extent, oil. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of Torch. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the risk of war and terrorist actions, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the Trust's revenues, cash distributions and value of the Net Profits Interests.

Uncertainty of Estimates of Reserves and Future Net Cash Flows

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three years ended December 31, 2002.

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

Following December 31, 2002, Net Proceeds Attributable to the Robinson's Bend Field Will Decrease

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. After 2002, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust are expected to decrease substantially. In 2002, lease operating expense in the Robinson's Bend Field was $5.6 million. Because lease operating expenses for the Robinson's Bend Field during 2002 exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses in 2002 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust in 2002 would have been reduced from $8.7 million to $4.9 million, or $1.01 to $0.57 per Unit. Torch currently estimates that if average gas prices in 2003 are below $4.80 per MMBtu as settled on the New York Mercantile Exchange ("NYMEX"), lease operating expenses will exceed Net Proceeds. Such gas price estimate utilizes the historical costs to operate the Robinson's Bend Field during the year ended December 31, 2002. Actual operating costs, among other factors, will impact the future Net Proceeds attributable to the Robinson's Bend Field, if any, paid to the Trust. Approximately $4.5 million of the $5.6 million of the lease operating expenses for 2002 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field. On January 8, 2003, certain Torch afffiliates' sold their interest in the Robinson's Bend Field to Everlast. See "Torch Affiliates' Robinson's Bend Field Sale" disclosure on page 6 for additional information.

                           Torch Energy Royalty Trust

Termination of the Trust

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2002 was approximately $40.8 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $3.42 per Mcf. The computation of the $3.42 per Mcf Purchase Contract price was based on a NYMEX year-end gas price of $4.79 per MMBtu. As the December 31, 2002 reserve value was greater than $25.0 million, the Trust did not terminate on March 1, 2003. Based on oil and gas reserve estimates at December 31, 2002 prepared by independent reserve engineers, Torch projects that unless the NYMEX price of natural gas on December 31, 2003 exceeds approximately $2.80 per MMBtu, the Trust will terminate on March 1, 2004. Torch's natural gas price estimate of $2.80 per MMBtu that projects the Trust's termination was lowered from previous estimates primarily due to an increase in Chalkley Field reserves and production rates reflected in the December 31, 2002 reserve report. Such increase in reserves is mainly a result of the Chalkley Field's production declining less than forecasted in the December 31, 2001 reserve report. Future revisions of oil and gas reserve estimates and operating costs can impact the price estimate per MMBtu that projects the Trust's termination. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.

The Trust's Website address is www.torchroyalty.com. The Trust provides access through this Website to its annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after these reports are filed or furnished electronically with the Securities and Exchange Commission.

Item 2.  Properties

Description of the Underlying Properties

Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells producing from the Miogyp "B" reservoir. The wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the unitized wells.

Robinson's Bend Field. The Underlying Properties include an average 42.7% working interest (31.3% net revenue interest) in 394 wells in the Robinson's Bend Field in the Black Warrior Basin of Alabama. Sales of production of coal seam gas from the Robinson's Bend Field prior to January 1, 2003 entitle Unitholders to Section 29 Credits, provided certain requirements are met. The
Section 29 Credit for qualifying coal seam gas production was approximately $1.09, $1.08 and $1.06 per MMBtu in 2002, 2001 and 2000, respectively. This rate was adjusted annually for inflation. Prior to January 8, 2003, all of the wells in the Robinson's Bend Field were operated by an affiliate of Torch. On January 8, 2003, certain Torch affiliates sold all of their oil and gas interests in the Robinson's Bend Field to Everlast. See "Torch Affiliates' Robinson's Bend Field Sale" disclosure on page 6 for additional information.

The amounts paid to the Trust from the Robinson's Bend Field in any calendar quarter are subject to a Volume Limitation equal to the gross proceeds from the sale of 912.5 MMcf, less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs until January 1, 2003). Gross production during 2002, 2001, and 2000 attributable to distributions from the Underlying Properties in the Robinson's Bend Field averaged 526 MMcf, 557 MMcf and 595 MMcf per quarter, respectively, and was therefore 45%, 42% and 38%, respectively, less than the Volume Limitation for the year.

                           Torch Energy Royalty Trust

In calculating amounts paid to the Trust, lease operating expenses and development costs in the Robinson's Bend Field are not deducted until after 2002. When these amounts are deducted, the amounts paid to the Trust attributable to the Robinson's Bend Field are expected to be reduced substantially.

Cotton Valley Fields. The Underlying Properties include an average 50.2% working interest (37.6% net revenue interest) in 41 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. A substantial portion of the gas produced and sold from the Cotton Valley Fields prior to January 1, 2003 qualified for the Section 29 Tax Credits for productions of tight sands gas. The Section 29 Credit for qualifying tight sands gas production is approximately $0.52 per MMBtu and is not adjusted for inflation. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average of 16.9% working interest (13.3% net revenue interest) in 90 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A substantial portion of the gas produced and sold from these fields prior to January 1, 2003 qualified for the Section 29 Credits for tight sands gas. A subsidiary of Torch operates three wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

Well Count and Acreage Summary

The following table shows, as of December 31, 2002, the gross and net interest in oil and gas wells for the Underlying Properties:

                                        Gas Wells               Oil Wells
                                  ---------------------  ----------------------
                                    Gross        Net       Gross          Net
                                  ---------   ---------  ---------    ---------
        Chalkley Field ..........         5          .8         --           --
        Robinson's Bend Field ...       394       168.3         --           --
        Cotton Valley Fields ....        41        20.9         --           --
        Austin Chalk Fields .....        38         7.4         51          8.5
                                  ---------   ---------  ---------    ---------
             Total ..............       478      197.40         51          8.5
                                  =========   =========  =========    =========

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2002. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                    Acreage
                                             ---------------------
                                                 Gross      Net
                                             ---------   ---------
                Chalkley Field ...........       2,152         348
                Robinson's Bend Field ....      33,404      14,288
                Cotton Valley Fields .....       4,411       2,606
                Austin Chalk Fields ......      35,439       6,409
                                             ---------   ---------
                     Total ...............      75,406      23,651
                                             =========   =========

                           Torch Energy Royalty Trust

Drilling Activity

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2002. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by TRC and Velasco ("Gross Well"). In January 2003, certain Torch affiliates sold their interest in the Robinson's Bend Field. See "Torch Affiliates' Robinson's Bend Field Sale" disclosure on page 6 for additional information. A net well ("Net Well") represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

All of the wells shown below represent Infill Wells drilled on the Underlying Properties. Such wells are operated by Samson. The Net Profits Interest entitle the Trust to 20% of "Infill Net Proceeds." Infill Net Proceeds is defined as gross proceeds from the sale of production attributable to Infill wells less all production, drilling and completion costs of such wells. Infill Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis. Because costs of Infill Wells exceed proceeds of production, the Trust has not received any Infill Net Proceeds.

                                  Development Wells
      ------------------------------------------------------------------------
                              Gross                             Net
      ---------------------------------------    ------------------------------
                               Dry                              Dry
               Productive     Holes     Total    Productive    Holes     Total
               ----------     -----     -----    ----------    -----     -----
      2002          5           0         5          3.8         0        3.8
      2001          4           0         4          3.5         0        3.5
      2000          0           0         0           0          0         0

There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2002.

                           Torch Energy Royalty Trust

Oil and Gas Sales Prices and Production Costs

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating net profits income and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during the three years ended December 31, 2002 (derived from production during the twelve months ended September 30, 2002, 2001 and 2000, respectively).

                                                          Chalkley, Cotton Valley
                                                          and Austin Chalk Fields
                                                   ----------------------------------
                                                     2002         2001         2000
                                                   --------     --------     --------
Production:
     Gas (MMcf) .................................     3,121        3,664        3,933
     Oil (Mbbl) .................................        26           30           44

Weighted average lifting cost per Mcfe ..........  $    .45     $    .38     $    .34
Weighted average taxes on production per Mcfe ...  $    .20     $    .12     $    .08
Weighted average sales price (b)
     Gas ($/Mcf) ................................  $   2.41     $   3.54     $   2.58
     Oil ($/Bbl) ................................  $  18.56     $  23.16     $  22.76

                                                          Robinson's Bend Field
                                                   ----------------------------------
                                                     2002         2001         2000
                                                   --------     --------     --------
Production:
     Gas (MMcf) .................................     2,105        2,228        2,381
     Oil (Mbbl) .................................        --           --           --

Weighted average lifting cost per Mcfe ..........  $     --(a)  $     --(a)  $     --(a)
Weighted average taxes on production per Mcfe ...  $    .10     $    .22     $    .13
Weighted average sales price (b)
     Gas ($/Mcf) ................................  $   1.99     $   2.98     $   2.18
     Oil ($/Bbl) ................................  $     --     $     --     $     --

(a) No operating costs will be deducted from the Net Profits Interest in the Robinson's Bend Field until January 1, 2003. Average lifting costs per Mcfe were $2.69, $2.79, and $2.45, respectively, during 2002, 2001 and 2000, in the Robinson's Bend Field.

(b) Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Trust is a party.


Item 4. Submission of Matters to a Vote of Unitholders

No matter was submitted to the Unitholders for a vote in 2002.

                           Torch Energy Royalty Trust

                                     PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters

The Units are listed and traded on the New York Stock Exchange under the symbol "TRU." At March 1, 2003, there were 8,600,000 Units outstanding and approximately 516 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange ("NYSE") and the amount of quarterly cash distributions per Unit made by the Trust:

                                                                     Cash
                                             High        Low     Distributions
                                           --------    --------  -------------

Quarter ended March 31, 2001 ............  $   9.82    $   7.00    $    .56
Quarter ended June 30, 2001 .............  $  14.14    $   7.61    $    .63
Quarter ended September 30, 2001 ........  $  11.14    $   5.41    $    .42
Quarter ended December 31, 2001 .........  $   7.50    $   5.38    $    .28

Quarter ended March 31, 2002 ............  $   7.00    $   5.75    $    .24
Quarter ended June 30, 2002 .............  $   7.10    $   2.70    $    .21
Quarter ended September 30, 2002 ........  $   4.85    $   2.72    $    .28
Quarter ended December 31, 2002 .........  $   5.05    $   3.60    $    .28

On March 3, 2003, the high and low sales price per unit on the NYSE was $5.99 and $5.60, respectively.

Item 6. Selected Financial Data (In thousands, except per Unit amounts)

                                             Year Ended December 31, 2003
                               -------------------------------------------------------
                                 2002        2001        2000        1999       1998
                               --------    --------    --------    --------   --------
Net profits income ........... $  9,357    $ 16,843    $ 13,243    $ 10,174   $ 13,615
Distributable income ......... $  8,616    $ 16,181    $ 12,674    $  9,511   $ 12,936
Distributions declared ....... $  8,652    $ 16,211    $ 12,668    $  9,520   $ 12,917
Distributable income
  per Unit ................... $   1.00    $   1.88    $   1.47    $   1.11   $   1.50
Distributions per Unit ....... $   1.01    $   1.89    $   1.47    $   1.11   $   1.50
Total assets (at end of
  period ..................... $ 31,265    $ 36,696    $ 44,941    $ 49,143   $ 57,015

Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

                           Torch Energy Royalty Trust

Item 7. Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Discussion of Years Ended December 31, 2002, 2001, and 2000

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds to the Trust for the years ended December 31, 2002, 2001 and 2000 are derived from actual oil and gas production from October 1, 2001 through September 30, 2002, October 1, 2000 through September 30, 2001 and October 1, 1999 through September 30, 2000, respectively. The following tables set forth, for the Underlying Properties, oil and gas sales attributable to distributions received by Unitholders during the three years ended December 31, 2002.

                                               Bbls of Oil
                                  --------------------------------------
                                     2002          2001          2000
                                  ----------    ----------    ----------

        Chalkley Field ..........      9,494        12,479        17,032
        Robinson's Bend Field ...         --            --            --
        Cotton Valley Fields ....      3,413         3,059         4,633
        Austin Chalk Fields .....     12,737        14,427        22,309
                                  ----------    ----------    ----------
        Total ...................     25,644        29,965        43,974
                                  ==========    ==========    ==========

                                                Mcf of Gas
                                  --------------------------------------
                                     2002          2001          2000
                                  ----------    ----------    ----------

        Chalkley Field ..........  2,045,016     2,513,448     2,532,663
        Robinson's Bend Field ...  2,104,869     2,228,005     2,381,356
        Cotton Valley Fields ....  1,045,196     1,041,310     1,198,484
        Austin Chalk Fields .....     30,745       109,405       201,524
                                  ----------    ----------    ----------
        Total ...................  5,225,826     5,892,168     6,314,027
                                  ==========    ==========    ==========

For the year ended December 31, 2002, net profits income was $9.4 million, as compared to $16.8 million and $13.2 million for the same periods in 2001 and 2000, respectively. The decrease in net profits income during 2002 as compared to 2001 resulted from lower average oil and gas prices paid to the Trust and normal production declines. The increase in net profits income from 2001 to 2000 was due to higher average oil and gas prices paid to the Trust in 2001 offset partially by normal production declines.

Gas production attributable to the distributions received by Unitholders during the year ended December 31, 2002 was 5,225,826 Mcf, as compared to gas production of 5,892,168 Mcf and 6,314,027 Mcf for the same periods in 2001 and 2000, respectively. Oil production attributable to the Underlying Properties for the year ended December 31, 2002 was 25,644 Bbls as compared to 29,965 Bbls and 43,974 Bbls for the same periods in 2001 and 2000, respectively.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the year ended December 31, 2002 was $2.37 per MMBtu as compared to $3.47 and $2.56 per MMBtu for the years ended December 31, 2001 and 2000, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2002, 2001 and 2000 was $18.56, $23.16 and $22.76 per Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price of $1.70 per MMBtu, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of

                           Torch Energy Royalty Trust

December 31, 2002, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions during the three years ended December 31, 2002.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu adjusted for inflation commencing January 1, 2002 ($2.12 per MMBtu for 2002 and $2.10 per MMBtu for 2001 and 2000), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Distributions received by Unitholders during the years ended December 31, 2002, 2001, and 2000 were reduced by $1.6 million, $7.9 million and $2.9 million respectively, as a result of such Sharing Price arrangement.

Lease operating expenses and capital expenditures deducted in calculating distributions during the years ended December 31, 2002, 2001 and 2000 totaled $1.5 million, $1.6 million and $1.7 million, respectively. In accordance with the Conveyance, no operating or development costs will be deducted in calculating the Net Proceeds from the Robinson's Bend Field prior to January 1, 2003. Severance tax deducted in calculating distributions during the years ended December 31, 2002 and 2001 for each period totaled $0.9 million for all four fields. Severance tax deducted in calculating distributions during the year ended December 31, 2000 was $0.7 million for all four fields.

General and administrative expenses during each of the years ended December 31, 2002, 2001 and 2000 amounted to $0.7 million, $0.7 million and $0.6 million, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.

For the year ended December 31, 2002, distributable income was $8.6 million, or $1.00 per Unit, as compared to $16.2 million, or $1.88 per Unit, and $12.7 million, or $1.47 per Unit, for the same periods in 2001 and 2000, respectively. Total cash distributions of $8.7 million, or $1.01 per Unit, were made during the year ended December 31, 2002 as compared to $16.2 million, or $1.89 per Unit, and $12.7 million, or $1.47 per Unit, for the same periods in 2001 and 2000, respectively. The Section 29 Credits relating to qualifying production from coal seam and tight sands properties, during the twelve months ended September 30, 2002, 2001 and 2000, totaled approximately $0.28, $0.29 and $0.31 per Unit, respectively.

                           Torch Energy Royalty Trust

Net profits received by the Trust during the years ended December 31, 2002, 2001 and 2000, derived from production sold during the twelve months ended September 30, 2002, 2001 and 2000, respectively, was computed as shown in the following table (in thousands):

                                                                    Year Ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                            2002                              2001                               2000
                              --------------------------------- --------------------------------  ---------------------------------
                              Chalkley,                         Chalkley,                         Chalkley,
                               Cotton                            Cotton                            Cotton
                               Valley                            Valley                            Valley
                                and                                and                              and
                               Austin     Robinson's             Austin     Robinson's             Austin     Robinson's
                               Chalk         Bend                 Chalk        Bend                Chalk        Bend
                               Fields       Field        Total   Fields        Field       Total   Fields       Field        Total
                              ---------   ----------    ------- ---------   ----------    ------- ---------   ----------    -------
Oil and gas revenues ........ $   7,989   $    4,182            $  13,669   $    6,640            $  11,140   $    5,190
                              ---------   ----------            ---------   ----------            ---------   ----------

Direct operating expenses:
  Lease operating expenses
   and property tax .........     1,464           --(a)             1,452           --(a)             1,424           --(a)
  Severance tax .............       640          215                  453          496                  352          302
                              ---------   ----------            ---------   ----------            ---------   ----------
                                  2,104          215                1,905          496                1,776          302
                              ---------   ----------            ---------   ----------            ---------   ----------

Net proceeds before
   Capital expenditures .....     5,885        3,967               11,764        6,144                9,364        4,888
Capital expenditures ........         3           --                  179           --                  312           --
                              ---------   ----------            ---------   ----------            ---------   ----------
Net proceeds ................     5,882        3,967               11,585        6,144                9,052        4,888
Net profits percentage ......        95%          95%                  95%          95%                  95%          95%
                              ---------   ----------            ---------   ----------            ---------   ----------
Net profits income .......... $   5,588   $    3,769    $ 9,357 $  11,006   $    5,837    $16,843 $   8,599   $    4,644    $13,243
                              =========   ==========    ======= =========   ==========    ======= =========   ==========    =======

(a) Lease operating expenses are not deducted in calculating Net Proceeds until January 1, 2003. Lease operating expenses and property taxes (in thousands) were $5,573, $6,221 and $5,825 during 2002, 2001 and 2000, respectively.

Following December 31, 2002, Net Proceeds Attributable to the Robinson's Bend Field Will Decrease

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. After 2002, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust are expected to decrease substantially following 2002. In 2002, lease operating expenses in the Robinson's Bend Field were $ 5.6 million. Because lease operating expenses for the Robinson's Bend Field during 2002 exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses in 2002 would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust in 2002 would have been reduced from $8.7 million to $4.9 million, or $1.01 to $0.57 per Unit. Torch currently estimates that if average gas prices in 2003 are below $4.80 per MMBtu as settled on NYMEX, lease operating expenses will exceed Net Proceeds. Such gas price estimate utilizes the historical costs to operate the Robinson's Bend Field during the year ended December 31, 2002. Actual operating costs, among other factors, will impact the future Net Proceeds attributable to the Robinson's Bend Field, if any, paid to the Trust. Approximately $4.5 million of the $5.6 million of the lease operating expenses for 2002 were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

On January 8, 2003, certain Torch affiliates sold all of their interest in the Robinson's Bend. This transaction did not alter the Trust Net Profits Interests in the Robinson's Bend Field. See "Torch Affiliates' Robinson's Bend Field Sale" on page 6 for additional information.

                           Torch Energy Royalty Trust

Termination of the Trust

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2002 was approximately $40.8 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $3.42 per Mcf. The computation of the $3.42 per Mcf Purchase Contract price was based on a NYMEX year-end gas price of $4.79 per MMBtu. As the December 31, 2002 reserve value was greater than $25.0 million, the Trust did not terminate on March 1, 2003. Based on oil and gas reserve estimates at December 31, 2002 prepared by independent reserve engineers, Torch projects that unless the NYMEX price of natural gas on December 31, 2003 exceeds approximately $2.80 per MMBtu, the Trust will terminate on March 1, 2004. Torch's natural gas price estimate of $2.80 per MMBtu that projects the Trust's termination was lowered from previous estimates primarily due to an increase in Chalkley Field reserves and production rates reflected in the December 31, 2002 reserve report. Such increase in reserves is mainly a result of the Chalkely Field's production declining less than forecasted in the December 31, 2001 reserve report. Future revisions of oil and gas reserve estimates and operating costs can impact the price estimate per MMBtu that projects the Trust's termination. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.

Critical Accounting Policy

Reserve Estimates

The proved reserves of the Trust are estimated quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgement. For example, estimates are made regarding the amount and timing of future operating costs, production volumes and severance taxes, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also change. Any variance in these assumptions could materially affect the estimated quantity and value of the Trust's reserves.

Despite the inherent imprecision in these engineering estimates, the reserves are significant to the potential automatic termination of the Trust if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to the estimated net proved reserves of the Net Profits Interests are less than $25.0 million. Independent petroleum engineering firms are engaged to estimate the Trust's proved hydrocarbon liquid and gas reserves.

Modified Cash Basis

The financial statements of the Trust are prepared on a modified cash basis although financial statements filed with the Securities and Exchange Commission are normally required to be prepared in accordance with accounting principles generally accepted in the United States. Since the operations of the Trust are limited to the distribution of income from the Net Profits Interests, the item of primary importance to the reader of the financial statements of the Trust is the amount of cash distributions to the Unitholders for the period reported.

                           Torch Energy Royalty Trust

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu paid by TEMI for gas until December 31, 2001. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, TEMI is entitled to deduct such excess, the Price Differential. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. As TEMI has not exercised its option to discontinue the Minimum Price Commitment, the Minimum Price in 2003 and 2002, adjusted for inflation, is approximately $1.71 per MMBtu for each year. The Sharing Price in 2003 and 2002, adjusted for inflation, is approximately $2.11 and $2.12 per MMBtu, respectively.

                           Torch Energy Royalty Trust

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                       ------
Report of Independent Auditors .......................................................................   20
Statements of Assets, Liabilities and Trust Corpus at December 31, 2002 and 2001 .....................   21
Statements of Distributable Income for the Years Ended December 31, 2002, 2001 and 2000 ..............   22
Statements of Changes in Trust Corpus for the Years Ended December 31, 2002, 2001 and 2000 ...........   23
Notes to Financial Statements ........................................................................   24

                         REPORT OF INDEPENDENT AUDITORS

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the "Trust") as of December 31, 2002 and 2001 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with the accounting principles described in Note 2.

\s\ Ernst & Young LLP
---------------------
Houston, Texas
March 25, 2003

                           Torch Energy Royalty Trust

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                     ASSETS

                                                              December 31,    December 31,
                                                                 2002             2001
                                                              ------------    ------------
Cash .......................................................  $          2    $          2
Net profits interests in oil and gas properties (net of
   accumulated amortization of $149,337 and $143,906
   at December 31, 2002 and 2001, respectively) ............        31,263          36,694
                                                              ------------    ------------
                                                              $     31,265    $     36,696
                                                              ============    ============


                               LIABILITIES AND TRUST CORPUS


Trust expense payable ......................................  $        221    $        185
Trust corpus ...............................................        31,044          36,511
                                                              ------------    ------------
                                                              $     31,265    $     36,696
                                                              ============    ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           Torch Energy Royalty Trust

                       STATEMENTS OF DISTRIBUTABLE INCOME
                     (In thousands, except per Unit amounts)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------

Net profits income ............................   $  9,357   $ 16,843   $ 13,243

Interest income ...............................          4         20         15
                                                  --------   --------   --------

                                                     9,361     16,863     13,258

General and administrative expenses ...........        745        682        584
                                                  --------   --------   --------

Distributable income ..........................   $  8,616   $ 16,181   $ 12,674
                                                  ========   ========   ========

Distributable income per Unit (8,600 Units) ...   $   1.00   $   1.88   $   1.47
                                                  ========   ========   ========

Distributions per Unit ........................   $   1.01   $   1.89   $   1.47
                                                  ========   ========   ========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           Torch Energy Royalty Trust

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                                  Year Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------

Trust corpus, beginning of year ............   $ 36,511    $ 44,783    $ 48,982

Amortization of Net Profits Interests ......     (5,431)     (8,242)     (4,205)

Distributable income .......................      8,616      16,181      12,674

Distributions to Unitholders ...............     (8,652)    (16,211)    (12,668)
                                               --------    --------    --------

Trust Corpus, end of year ..................   $ 31,044    $ 36,511    $ 44,783
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

The Trust will terminate upon the first to occur of: (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than
1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. After termination of the Trust, the remaining assets of the Trust will be sold, and the proceeds therefrom (after expenses) will be distributed to the unitholders ("Unitholders"). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

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

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

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

On January 8, 2003, Torch and certain of its subsidiaries and subsidiaries of Torchmark Corporation sold all of their oil and gas interests in the Robinson's Bend Field to Everlast Energy LLC ("Everlast"). Everlast assumed operations of the properties and the water disposal and gathering facilities. The sale included the Robinson's Bend Field working interests, which are burdened by the Trust's Net Profits Interests, and the water disposal and gathering systems. This transaction did not alter the Trust's Net Profits Interest in the Robinson's Bend Field. Additionally, this transaction did not alter Torch's obligation to administer the Trust and to handle the distribution of the Trust's cash distributions.

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2002, 2001 and 2000 are derived from oil and gas production sold during the twelve-month periods ended September 30, 2002, 2001 and 2000, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-  Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No such impairment was recorded during the three years ended December 31, 2002.

- The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

In August 2001, the Financial Accounting Standards Board issued SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") which addresses the reporting for the impairment or disposal of long-lived assets. The Trust's adoption of Statement 144 in 2002 had no impact on the Trust's results of operations or financial position.

3. Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association taxable as a business entity. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"). When TEMI pays a purchase price based on the Minimum Price it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2002, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three years ended December 31, 2002.

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2002, 2001 and 2000 were reduced by $1.6 million, $7.9 million and $2.9 million, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. If TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be increased for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. TEMI has not exercised its option to discontinue the Minimum Price Commitment. In accordance with the Purchase Contract, the Minimum Price in 2003 and 2002, adjusted for inflation, is approximately $1.71 per MMBtu for each year. The Sharing Price in 2003 and 2002, adjusted for inflation, is approximately $2.11 per MMBtu and $2.12 per MMBtu, respectively.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2002, 2001 and 2000 were $13.2 million, $21.7 million and $17.7 million, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.289, $0.286 and $0.283 per MMBtu for 2002, 2001 and 2000, plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 2002, 2001 and 2000, such fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2002, 2001 and 2000, in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.4 million and $1.3 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $178,000, $160,000 and $189,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In accordance with the Conveyance, no overhead fees were deducted in calculating the Net Proceeds from the Robinson Bend properties.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $389,000, $384,000 and $380,000 were paid by the Trust to Torch during the three years ended December 31, 2002, 2001 and 2000, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 2002, 2001 and 2000. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

6. Supplemental Oil and Gas Information (Unaudited)

Total proved oil and gas reserves attributable to the Net Profits Interests are primarily based upon reserve reports prepared by T.J. Smith & Company, Inc., Ryder Scott Company and H.J. Gruy and Associates ("Independent Reserve Engineers"). Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. In accordance with terms of the Robinson's Bend Field Conveyance, operating and developing costs subsequent to January 1, 2003 were deducted from the Robinson's Bend Field future net revenues.

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust's Net Profits Interests (all located in the United States) for the years ended December 31, 2002, 2001 and 2000, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties. The use of this convention to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 2002 were 18.1 billion cubic feet equivalent ("Bcfe") as compared to year-end 2001 and 2000 reserves of 16.5 Bcfe and 42.7 Bcfe, respectively. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust's Net Profits Interests are estimated utilizing oil and gas prices on the last day of the entity's fiscal year. The Trust's gas reserves were estimated utilizing a Purchase Contract price, after gathering, treating and transportation fees, of $3.42, $2.31 and $5.49 per Mcf for 2002, 2001 and 2000, respectively. Such Purchase Contract prices were based on the unescalated oil and gas prices on the last day of the entity's fiscal year as settled on the New York Mercantile Exchange ("NYMEX"). The NYMEX prices for gas on December 31, 2002, 2001 and December 2000 were $4.79, $2.57 and $9.77 per
MMBtu, respectively. Revisions of estimated reserves as stated in the table below during each of the three years ending December 31, 2002 are primarily due to fluctuations in the aforementioned gas prices.

               Description                             2002                     2001                   2000
-------------------------------------------    ---------------------   ---------------------   ----------------------
                                                 Oil           Gas       Oil           Gas        Oil          Gas
                                                (Mbbl)       (MMcf)     (Mbbl)       (MMcf)     (Mbbl)        (MMcf)
                                               --------     --------   --------     --------   --------      --------
Proved reserves at beginning of year ........        67       16,074        142       41,806        142        27,885
Revisions ...................................        26        5,369        (68)     (21,299)        25        18,978
Extensions and discoveries ..................        --           --         --           --        ---           ---
Production ..................................        (3)      (3,851)        (7)      (4,433)       (25)       (5,057)
                                               --------     --------   --------     --------   --------      --------

Proved reserves at end of year ..............        90       17,592         67       16,074        142        41,806
                                               ========     ========   ========     ========   ========      ========

Proved developed reserves at beginning of
year ........................................        67       16,074        142       41,806        141        27,414
                                               ========     ========   ========     ========   ========      ========

Proved developed reserves at end of year ....        90       17,592         67       16,074        142        41,806
                                               ========     ========   ========     ========   ========      ========

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2002, 2001 and 2000 are presented in the following table:

                                                                              December 31,
                                                                    --------------------------------
                                                                      2002        2001        2000
                                                                    --------    --------    --------
Future cash inflows .............................................   $ 97,340    $ 56,762    $356,091
Future costs and expenses .......................................    (34,410)    (19,154)   (141,201)
                                                                    --------    --------    --------
Net future cash flows ...........................................     62,930      37,608     214,890
Discount at 10% for timing of cash flows ........................    (22,092)    (10,028)    (81,301)
                                                                    --------    --------    --------
Present value of future net cash flows for proved reserves ......   $ 40,838    $ 27,580    $133,589
                                                                    ========    ========    ========

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust's Net Profits Interests during the years ended December 31, 2002, 2001 and 2000:

                                                                Year Ended December 31,
                                                           --------------------------------
                                                             2002        2001        2000
                                                           --------   ---------    --------
Balance at beginning of year ............................  $ 27,580   $ 133,589    $ 41,771
Sales of oil and gas produced, net of production costs ..    (9,991)    (14,131)    (15,368)
Accretion to discount ...................................     2,758      13,359       4,177
Extensions and discoveries ..............................        --          --          --
Revision of prior-year estimates, change in prices
    and other ...........................................    20,491    (105,237)    103,009
                                                           --------   ---------    --------
Balance at end of year ..................................  $ 40,838   $  27,580    $133,589
                                                           ========   =========    ========

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, "Disclosure about Oil and Gas Producing Activities." The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

The following table summarizes the estimated Section 29 Credits attributable to the Trust's Net Profits Interest for qualifying coal seam and tight sand production at December 31, 2002, 2001 and 2000. Such estimates are based upon the production estimates set forth in the reserve reports prepared by the Independent Reserve Engineers. The qualifying tight sands Section 29 Tax Credit estimate was computed utilizing a rate of approximately $.52 per MMBtu. The qualifying coal seam Section 29 Tax Credit estimate was computed utilizing a constant rate of approximately $1.08 and $1.06 per MMBtu for 2001 and 2000, respectively. As the Section 29 Credits expired December 31, 2002, such credits have no value as of December 31, 2002.

                                                              December 31,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
Undiscounted ........................................   $   --   $2,366   $4,878
                                                        ======   ======   ======
Discounted present value at 10% .....................   $   --   $2,151   $4,241
                                                        ======   ======   ======

                           Torch Energy Royalty Trust

                          Notes to Financial Statements

7.  Quarterly Financial Data (Unaudited - in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

                                                                  Distributable
                                      Net Profits  Distributable      Income
                                         Income        Income        Per Unit
                                      -----------  -------------  -------------

Quarter ended March 31, 2002 .......  $     2,233  $       2,058  $         .24
Quarter ended June 30, 2002 ........        1,983          1,810            .21
Quarter ended September 30, 2002 ...        2,586          2,412            .28
Quarter ended December 31, 2002 ....        2,555          2,336            .27
                                      -----------  -------------  -------------
                                      $     9,357  $       8,616  $        1.00
                                      ===========  =============  =============


Quarter ended March 31, 2001 .......  $     4,945  $       4,792  $         .56
Quarter ended June 30, 2001 ........        5,573          5,406            .63
Quarter ended September 30, 2001 ...        3,755          3,590            .42
Quarter ended December 31, 2001 ....        2,570          2,393            .27
                                      -----------  -------------  -------------
                                      $    16,843  $      16,181  $        1.88
                                      ===========  =============  =============

                           Torch Energy Royalty Trust

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 3, 2003, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors. The Trust does not have an "Equity Compensation Plan".

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

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $389,000, $384,000 and $380,000 were paid by the Trust to Torch during the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing Arrangement

TRC and Velasco, as owners of the Underlying Properties subject to and burdened by the Net Profits Interests, contracted to sell the oil and gas production from such properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that the Minimum Price paid by TEMI for gas production is $1.70 per MMBtu. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2002, TEMI had no outstanding Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), TEMI is entitled to deduct 50% of such excess ("Price Differential") in determining the purchase price. Distributions received by Unitholders during the years ended December 31, 2002, 2001 and 2000 were reduced by $1.6 million, $7.9 million and $2.9 million, respectively, as a result of such Sharing Price arrangement. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. Additionally, if TEMI continues the Minimum Price commitment, the Minimum Price and the Sharing Price will be adjusted for inflation based on the Producer Price Index on January 1 of each year commencing January 1, 2002. TEMI did not exercise its option to discontinue the Minimum Price Commitment. In accordance with the Purchase Contract, the Minimum Price in 2003 and 2002, adjusted for inflation, is approximately $1.71 per MMBtu for each year. The Sharing Price in 2003 and 2002, adjusted for inflation, is approximately $2.11 and $2.12 per MMBtu, respectively. TEMI has purchased contracts granting TEMI the right to sell estimated gas production in excess of the Specified Quantities at a price intended to limit TEMI's losses in the event the Index Price falls below the Minimum Price.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the years ended December 31, 2002, 2001 and 2000 were $13.2 million, $21.7 million and $17.7 million, respectively.

                           Torch Energy Royalty Trust

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.289, $0.286 and $0.283 per MMBtu for 2002, 2001 and 2000, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. ("Bahia"), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 2002, 2001 and 2000, gas gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the twelve months ended September 30, 2002, 2001 and 2000 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.4 million and $1.3 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the date within 90 days of the filing date of this Annual Report on Form 10-K, the Trust's trustee has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Torch Energy Royalty Trust

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements:

        Torch Energy Royalty Trust
          Independent Auditors' Reports
          Statements of Assets, Liabilities and Trust Corpus at December 31, 2002 and 2001
          Statements of Distributable Income for the Years Ended December 31, 2002, 2001 and 2000
          Statements of Changes in Trust Corpus for the Years Ended December 31, 2002, 2001 and 2000
          Notes to Financial Statements

        Torch Energy Advisors Incorporated and Subsidiaries ("Torch")
          Independent Auditors' Report
          Consolidated Balance Sheet of Torch as of December 31, 2002, and 2001 and the Related
          Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income, and
          Cash Flows for the years ended December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

    Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

    3.  Exhibits

    Exhibit
    Number  Exhibit
    ------- -------

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

    99. Additional Exhibits.
        99.1   Financial Statements of Torch Energy Advisors Incorporated.
        99.2   Certifications of Wilmington Trust Company pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b) Report on Form 8-K:

    None filed during the quarter ended December 31, 2002.

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

                                        TORCH ENERGY ROYALTY TRUST

                                        By:  Wilmington Trust Company
                                             Trustee

                                             By: /s/ Bruce L. Bisson
                                                 -------------------------------
                                                 Bruce L. Bisson, Vice President

Date: April 14, 2003

      (The Trust has no employees, directors or executive officers.)

                                 CERTIFICATIONS

I, Bruce L. Bisson, certify that:

          1. I have reviewed this annual report on Form 10-K of Torch Energy Royalty Trust, for which Wilmington Trust Company acts as Trustee;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented, in this annual report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

              a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

          6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Torch Energy Advisors Incorporated.

Date: April 14, 2003                                   By: /s/ Bruce L. Bisson
      --------------                                       -------------------
                                                       Bruce L. Bisson
                                                       Vice President
                                                       Wilmington Trust Company