Form 10-Q
period 2003-03-31
TORCH ENERGY ROYALTY TRUST
filed 2003-05-20
CIK 912030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                  302/651-8584
               Registrant's telephone number, including area code

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

                                            Yes [X]       No  [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes [ ]       No  [X]

                         PART 1 - FINANCIAL INFORMATION

Item I.  Financial Statements

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under "Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust ("Trust") and statements that include the words "believe", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objectives", "should" or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated ("Torch") and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust's Annual Report on Form 10-K filed with the Securities Exchange Commission, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards and environmental conditions.

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee ("Trustee") of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2002 financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2003 and December 31, 2002, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The Trust has no officers, directors or employees. The Trustee relies solely on receiving accurate information, reports and other representations from Torch in the ordinary course of its duties as Trustee. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the Certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations of Torch.

                           TORCH ENERGY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                 (In thousands)

                                     ASSETS

                                                      March 31, 2003    December 31, 2002
                                                      --------------    -----------------
                                                       (Unaudited)
Cash                                                     $     2             $     2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $150,637 and
$149,337 at March 31, 2003 and December 31, 2002,
respectively)                                             29,963              31,263
                                                         -------             -------
                                                         $29,965             $31,265
                                                         =======             =======

                          LIABILITIES AND TRUST CORPUS
Trust expense payable                                    $  205              $   221
Trust corpus                                              29,760              31,044
                                                         -------             -------
                                                         $29,965             $31,265
                                                         =======             =======

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                (In thousands, except Units and per Unit amounts)

                                   (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                    2003     2002
                                                   ------   ------
   Net profits income                             $2,868    $2,233
   Interest income                                     1         1
                                                  ------    ------
                                                   2,869     2,234
                                                  ------    ------
   General and
    administrative expenses                          204       176
                                                  ------    ------
   Distributable income                           $2,665    $2,058
                                                  ======    ======
   Distributable income
     per Unit (8,600,000 Units)                   $  .31    $  .24
                                                  ======    ======
   Distributions per Unit                         $  .31    $  .24
                                                  ======    ======

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (In thousands)

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003           2002
                                                     --------       --------
Trust corpus, beginning of period                    $31,044       $ 36,511
Amortization of Net Profits Interests                 (1,300)        (1,918)
Distributable income                                   2,665          2,058
Distributions to Unitholders                          (2,649)        (2,055)
                                                     -------       --------
Trust corpus, end of period                          $29,760       $ 34,596
                                                     =======       ========

                       See notes to financial statements.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

1. Trust Organization and Nature of Operations

The Trust was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement ("Trust Agreement") among Trustee, Torch Royalty Company ("TRC"), Velasco Gas Company, Ltd. ("Velasco"), and Torch as grantor. TRC and Velasco created net profits interests ("Net Profits Interests"), which burden certain oil and gas properties ("Underlying Properties"), and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest ("Units"). Such Units were sold to the public through various underwriters beginning November 1993. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests owned by TRC in the Chalkley Field in Louisiana ("Chalkley Field"), fields that produce from the Cotton Valley formations in Texas ("Cotton Valley Fields") and fields that produce from the Austin Chalk formation in Texas ("Austin Chalk Fields"). Additionally, the Underlying Properties include working interest in the Robinson's Bend Field in the Black Warrior Basin in Alabama owned by Velasco until January 8, 2003. On such date, Torch and certain of its subsidiaries and subsidiaries of Torchmark Corporation, including Velasco, sold all of their interests in the Robinson's Bend Field to Everlast Energy ("Everlast"). Everlast assumed operations of the properties and the water disposal and gathering facilities. The sale included the Robinson's Bend working interests, which are burdened by the Trust's Net Profits Interests, and the water disposal and gathering systems. This transaction did not alter the Trust's Net Profits Interests in the Robinson's Bend Field. Additionally, this transaction did not alter Torch's obligation to administer the Trust and to handle the distribution of the Trust's cash distributions.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 resulted in the unitholders ("Unitholders") receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 ("Section 29 Credits"). The Section 29 Credits from qualifying coal seam properties were approximately $1.09 and $1.08 for each MMBtu of gas produced and sold during the years ended December 31, 2002 and 2001, respectively. This rate was adjusted annually for inflation. The
Section 29 Credit available for production from qualifying tight sands properties was approximately $0.52 for each MMBtu of gas produced and sold and such amount was not adjusted for inflation. In accordance with current Federal tax laws, there is no tax benefit from the Section 29 Credits pertaining to sales of coal seam and tight sands gas subsequent to December 31, 2002.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson's Bend Field) entitle the Trust to receive 95% of the net proceeds ("Net Proceeds") attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson's Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. Commencing with the second quarter 2003 distribution, pertaining to production during the quarter ended March 31, 2003, operating and development costs will be deducted. In addition, the amounts paid to the Trust from the Robinson's Bend Field during any calendar quarter are subject to a volume limitation ("Volume Limitation") equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. Production for the three-month periods ended December 31, 2002 and 2001 from the Underlying Properties in the Robinson's Bend Field was approximately 46% (422 MMcf) and 42% (387 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the Infill Well Net Proceeds (as defined herein) of wells drilled on the Underlying Properties since the Trust's establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells ("Infill Wells"). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by unitholders have not been impacted by these wells as the aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

The Trust's website address is www.torchroyalty.com. The Trust provides access through this website to its annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after these reports are filed or furnished electronically with the Securities and Exchange Commission.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2003 and 2002 are derived from oil and gas production sold during the three-month periods ended December 31, 2002 and 2001, respectively. General and administrative expenses are recognized on an accrual basis.

- Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-    Distributions to Unitholders are recorded when declared by the Trustee.

- An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the first quarter of 2003 and 2002.

- The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

In August 2001, the Financial Accounting Standards Board issued SFAS Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") which addresses the reporting for the impairment or disposal of long-lived assets. The Trust's adoption of Statement 144 in 2002 had no impact on the Trust's results of operations or financial position.

3. Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Because the Trust is treated as a grantor trust for Federal income tax purposes and a Unitholder is treated as directly owning an interest in the Net Profits Interests, each Unitholder is taxed directly on such Unitholder's pro rata share of income attributable to the Net Profits Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust. Amounts payable with respect to the Net Profits Interests are paid to the Trust on the quarterly record date established for quarterly distributions in respect to each calendar quarter during the term of the Trust, and the income, deductions and income tax credits relating to
Section 29 Credits resulting from such payments were allocated to the Unitholders of record on such date. Pursuant to current Federal tax laws, unitholders are not entitled to Section 29 Credits pertaining to sales of qualifying coal seam and tight sands gas subsequent to December 31, 2002.

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

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. ("TEMI"), a subsidiary of Torch, under a purchase contract ("Purchase Contract"). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas ("Index Price"), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas ("Average Market Prices") at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu ("Minimum Price"), increased annually for inflation commencing January 1, 2002 (approximately $1.71 per MMBtu for 2002 and
2003). When TEMI pays a purchase price based on the Minimum Price, it receives price credits ("Price Credits") equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2003 and 2002. As of March 31, 2003, TEMI had no accumulated Price Credits.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu ("Sharing Price"), adjusted annually for inflation commencing January 1, 2002 (approximately $2.12 per MMBtu for 2002 and 2003), TEMI is entitled to deduct 50% of such excess ("Price Differential") in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended March 31, 2003 and 2002 being reduced by $1.0 million and $0.2 million, respectively.

Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI elected not to discontinue the Minimum Price commitment for 2003.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three months ended March 31, 2003 and 2002 were $4.0 million and $3.1 million, respectively.

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson's Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson's Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.289 per MMBtu and $0.286 per MMBtu for 2002 and 2001 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson's Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three months ended March 31, 2003 and 2002, gathering, treating and transportation fees deducted by TEMI in calculating the purchase price for production during the three months ended December 31, 2002 and 2001 in the Robinson's Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million and $0.2 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 2003 and 2002 were $97,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly

                           TORCH ENERGY ROYALTY TRUST

                          Notes to Financial Statements

charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer's Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2003 and 2002 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

                           TORCH ENERGY ROYALTY TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three months ended March 31, 2003 and 2002 is derived from actual oil and gas produced during the three months ended December 31, 2002 and 2001, respectively. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

                                       Three Months Ended March 31,
                           --------------------------------------------------
                                    2003                         2002
                           ---------------------        ---------------------
                            Bbls           Mcf           Bbls           Mcf
                           of Oil        of Gas         of Oil        of Gas
                           ------        ------         ------        ------
Chalkley Field             2,075         458,789        2,524         540,910
Robinson's Bend Field        ---         515,801          ---         552,829
Cotton Valley Fields         710         258,307          984         270,753
Austin Chalk Fields        3,509          19,041        3,514           6,700
                           -----       ---------        -----       ---------
                           6,294       1,251,938        7,022       1,371,192
                           =====       =========        =====       =========

For the three months ended March 31, 2003, net profits income was $2.9 million, up 32% from net profits income of $2.2 million for the same period in 2002. Such increases are mainly due to increases in the average price paid for oil and gas production attributable to the Underlying Properties during the current quarter, partially offset by decreased production.

Gas production attributable to the distributions received by Unitholders during the three months ended March 31, 2003 was 1,251,938 Mcf, or 9% lower than gas production of 1,371,192 Mcf for the same period in 2002. Oil production attributable to distributions received by Unitholders during the quarter ended March 31, 2003 was 6,294 Bbls as compared to 7,022 Bbls for the same period in 2002. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas and oil during the three months ended March 31, 2003 was $2.96 per MMBtu for gas and $21.82 per Bbl for oil as compared to $2.12 per MMBtu for gas and $14.21 per Bbl for oil during the same period in 2002. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 per MMBtu for 2003 and 2002), TEMI receives Price Credits which it is

                           TORCH ENERGY ROYALTY TRUST

entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2003 and 2002. As of March 31, 2003, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2003 and 2002 by $1.0 million and $0.2 million respectively.

General and administrative expenses amounted to $0.2 million for each of the three-month periods March 31, 2003 and 2002. These expenses primarily relate to administrative services provided by Torch and the Trustee.

The foregoing resulted in distributable income of $2.7 million, or $.31 per Unit, for the three months ended March 31, 2003, as compared to $2.1 million, or $.24 per Unit, for the same period in 2002. Cash distributions of $2.7 million, or $0.31 per Unit, were made during the quarter ended March 31, 2003 as compared to $2.1 million, or $0.24 per Unit, for the same period in 2002. The Section 29 Credits relating to these distributions, generated from production during the three months ended December 31, 2002 and 2001, were approximately $0.07 per Unit per period.

                           TORCH ENERGY ROYALTY TRUST

Net profits income received by the Trust during the three month periods ended March 31, 2003 and 2002, derived from production sold during the three months ended December 31, 2002 and 2001, respectively, was computed as shown in the following table (in thousands):

                                      Three Months Ended March 31, 2003          Three Months Ended March 31, 2002
                                   --------------------------------------   --------------------------------------------
                                     Chalkley,                              Chalkley, Cotton
                                   Cotton Valley                               Valley and
                                     and Austin    Robinson's                 Austin Chalk      Robinson's
                                    Chalk Fields   Bend Field      Total         Fields         Bend Field     Total
                                   -------------   ----------      -----    -----------------   ----------     -----
 Oil and gas revenues                 $2,359         $1,317        $3,676       $1,869            $975         $2,844
                                      ------         ------        ------       ------            ----         ------
 Direct operating expenses:
    Lease operating expenses and
      Property tax                       424            ---           424          313             ---            313
    Severance tax                        143             88           231          135              40            175
                                      ------         ------        ------       ------            ----         ------
                                         567             88           655          448              40            488
                                      ------         ------        ------       ------            ----         ------
 Net proceeds before capital
    Expenditures                       1,792          1,229         3,021        1,421             935          2,356
 Capital expenditures                      2            ---             2            5             ---              5
                                      ------         ------        ------       ------            ----         ------
 Net proceeds                          1,790          1,229         3,019        1,416             935          2,351
 Net profits percentage                   95%            95%           95%          95%             95%            95%
                                      ------         ------        ------       ------            ----         ------
 Net profits income                   $1,700         $1,168        $2,868       $1,345            $888         $2,233
                                      ======         ======        ======       ======            ====         ======

Following December 31, 2002, Net Proceeds Attributable to the Robinson's Bend Field Will Decrease

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson's Bend Field. Commencing with the second quarter 2003 distribution, pertaining to the quarter ended March 31, 2003 production, lease operating expenses will be deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust attributable to the Robinson's Bend Field will decrease substantially.

Lease operating expenses in the Robinson's Bend Field related to the quarter ended December 31, 2002 production were $1.4 million. Because lease operating expenses for the Robinson's Bend Field during this period exceeded Net Proceeds paid to the Trust from the Robinson's Bend Field, deduction of lease operating expenses would have reduced the Net Proceeds paid to the Trust attributable to the Robinson's Bend Field to zero and amounts paid to the Trust during the quarter ended March 31, 2003 would have been reduced from $2.7 million to $1.5 million, or $0.31 per Unit to $0.17 per Unit. Torch currently estimates that if average gas prices in 2003 are below $4.80 per MMBtu as settled on the New York Mercantile Exchange ("NYMEX), lease operating expenses will exceed Net Proceeds. Approximately $1.1 million of the $1.4

                           TORCH ENERGY ROYALTY TRUST

million of the lease operating expenses during the current quarter were paid to Torch and its affiliates pursuant to a water disposal contract and operating agreements covering the wells in the Robinson's Bend Field.

Termination of the Trust

The Trust will terminate on March 1 of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2002 was approximately $40.8 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $3.42 per Mcf. The computation of the $3.42 per Mcf Purchase Contract price was based on a NYMEX year-end gas price of $4.79 per MMBtu. As the December 31, 2002 reserve value was greater than $25.0 million, the Trust did not terminate on March 1, 2003. Based on oil and gas reserve estimates at December 31, 2002 prepared by independent reserve engineers, Torch projects that unless the NYMEX price of natural gas on December 31, 2003 exceeds approximately $2.80 per MMBtu, the Trust will terminate March 1, 2004. Torch's natural gas price estimate of $2.80 per MMBtu that projects the Trust's termination was lowered from previous estimates primarily due to an increase in Chalkley Field reserves and production rates reflected in the December 31, 2002 reserve report. Such increase in reserves is mainly a result of the Chalkley Field's production declining less than forecasted in the December 31, 2001 reserve report. Future revisions of oil and natural gas reserve estimates and operating costs can impact the price estimate per MMBtu that projects the Trust's termination. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.

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

                           TORCH ENERGY ROYALTY TRUST

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC and Velasco, as the owners of the Underlying Properties, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. The Index Price is calculated based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provided a Minimum Price of $1.70 per MMBtu until December 31, 2001. Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment and adjust the Minimum Price and Sharing Price for inflation. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI elected not to discontinue the Minimum Price Commitment for 2003.

Item 4. Controls and Procedures

(a) Evaluation of Disclosures Controls and Procedures. Based on their evaluation as of the date within 90 days of the filing date of this quarterly report on Form 10-Q, the Trustee has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Change in Internal Controls. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  4.1    Form of Torch Energy Royalty Trust Agreement. *
  4.2    Form of Louisiana Trust Agreement. *
  4.3    Specimen Trust Unit Certificate. *
  4.4    Designation of Ancillary Trustee. *
 99.1    Certification  of Wilmington  Trust  Company  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

     (b) Report on Form 8-K:

         None filed during the quarter ended March 31, 2003

                           TORCH ENERGY ROYALTY TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TORCH ENERGY ROYALTY TRUST

                                        By:    Wilmington Trust Company,
                                               Trustee

                             By: /s/ Bruce L. Bisson
                                 --------------------------
                                 Bruce L. Bisson
                                 Vice President

Date:  May 19, 2003
       (The Trust has no employees, directors or executive officers.)

                                 CERTIFICATIONS

I, Bruce L. Bisson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Torch Energy Royalty Trust, for which Wilmington Trust Company acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 19, 2003                                  By: /s/ Bruce L. Bisson
      ------------                                  --------------------------
                                                    Bruce L. Bisson
                                                    Vice President
                                                    Wilmington Trust Company