Form 10-Q
period 2003-06-30
TORCH ENERGY ROYALTY TRUST
filed 2003-08-13
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12474

Torch Energy Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-6411424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Rodney Square North 1100 North Market Street, Wilmington, Delaware	19890
(Address of Principal Executive Offices)	(Zip Code)

302/636-6016

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

TORCH ENERGY ROYALTY TRUST

PART 1—FINANCIAL INFORMATION

Item I.    Financial Statements

This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among the other cautionary statements set forth in the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards and environmental conditions.

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the Trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2002 financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2003 and December 31, 2002, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The Trust has no officers, directors or employees. The Trustee relies solely on receiving accurate information, reports and other representations from Torch in the ordinary course of its duties as Trustee. In executing and submitting this report on

TORCH ENERGY ROYALTY TRUST

behalf of the Trust and with respect to Bruce L. Bisson in executing the Certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations of Torch.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	June 30, 2003	December 31,2002
	(Unaudited)
Cash	$2	$2
Net profits interests in oil and gas properties (Net of accumulated amortization of $151,883 and $149,337 at June 30, 2003 and December 31, 2002, respectively)	28,717	31,263

	$28,719	$31,265

LIABILITIES AND TRUST CORPUS
Trust expense payable	$331	$221
Trust corpus	28,388	31,044

	$28,719	$31,265

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net profits income	$2,610	$1,983	$5,478	$4,216
Interest income	1	1	2	2

	2,611	1,984	5,480	4,218

General and administrative expenses	329	174	533	350

Distributable income	$2,282	$1,810	$4,947	$3,868

Distributable income per Unit (8,600 Units)	$.27	$.21	$.58	$.45

Distributions per Unit	$.28	$.21	$.59	$.45

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Trust corpus, beginning of period	$29,760	$34,596	$31,044	$36,511

Amortization of Net Profits Interests	(1,246)	(1,794)	(2,546)	(3,712)

Distributable income	2,282	1,810	4,947	3,868

Distributions to Unitholders	(2,408)	(1,806)	(5,057)	(3,861)

Trust corpus, end of period	$28,388	$32,806	$28,388	$32,806

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

1.	Trust Organization and Nature of Operations

The Trust was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement (“Trust Agreement”) among the Trustee, Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) and Torch as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden certain oil and gas properties (“Underlying Properties”), and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana (“Chalkley Field”), fields that produce from the Cotton Valley formations in Texas (“Cotton Valley Fields”) and fields that produce from the Austin Chalk formation in Texas (“Austin Chalk Fields”). Additionally, the Underlying Properties include working interest in the Robinson’s Bend Field in the Black Warrior Basin in Alabama (“Robinson’s Bend Field”) which were owned by Velasco until January 8, 2003. On such date, Torch and certain of its subsidiaries and subsidiaries of Torchmark Corporation, including Velasco, sold all of their interests in the Robinson’s Bend Field to Everlast Energy (“Everlast”). Everlast assumed operations of the properties and the water disposal and gathering facilities. The sale included the Robinson’s Bend working interests, which are burdened by the Trust’s Net Profits Interests, and the water disposal and gathering systems. This transaction did not alter the Trust’s Net Profits Interests in the Robinson’s Bend Field. Additionally, this transaction did not alter Torch’s obligation to administer the Trust and to handle the distribution of the Trust’s cash distributions.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 resulted in the unitholders (“Unitholders”) receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 (“Section 29 Credits”). The estimated Section 29 Credit rate for qualifying coal seam production was approximately $1.09 and $1.08 for each MMBtu of gas produced and sold during the years ended December 31, 2002 and 2001, respectively, and such rate was adjusted annually for inflation. The Section 29 Credit available for production from qualifying tight sands properties during the years ended December 31, 2002 and 2001 was approximately $0.52 for each MMBtu of gas produced and sold and such amount was not adjusted for inflation. The Section 29 Credits expired December 31, 2002.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson’s Bend Field) entitle the Trust to receive 95% of the net proceeds (“Net Proceeds”) attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. Pursuant to the Trust agreement, commencing with the second quarter 2003 distribution, pertaining to production during the quarter ended March 31, 2003, operating and development costs are deducted in calculating Net Proceeds from the Robinson’s Bend Field.

In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes and operating and development costs (subsequent to January 1, 2003). Production for the three-month periods ended March 31, 2003 and 2002 from the Underlying Properties in the Robinson’s Bend Field was approximately 49% (444 MMcf) and 46% (417 MMcf), respectively, below the Volume Limitation. Production for the six-month periods ended March 31, 2003 and 2002 from the Underlying Properties in the Robinson’s Bend Field was approximately 47% (866 MMcf) and 44% (804 MMcf), respectively, below the Volume Limitation.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells, as aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

The Trust’s website address is www.torchroyalty.com. The Trust provides access through this website to its annual report on

Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to those reports as soon as

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

reasonably practicable after these reports are filed or furnished electronically with the Securities and Exchange Commission.

2.	Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2003 and 2002 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2003 and 2002, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the six-month periods ending June 30, 2003 and 2002.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

3.	Federal Income Taxes

Tax counsel has advised the Trust that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association taxable as a corporation. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Because the Trust is treated as a grantor trust for Federal income tax purposes and a Unitholder is treated as directly owning an interest in the Net Profits Interests, each Unitholder is taxed directly on such Unitholder’s pro rata share of income attributable to the Net Profits Interests consistent with the Unitholder’s method of accounting and without regard to the taxable year or accounting method employed by the Trust. Amounts payable with respect to the Net Profits Interests are paid to the Trust on the quarterly record date established for quarterly distributions in respect to each calendar quarter during the term of the Trust, and the income and deductions resulting from such payments are allocated to the Unitholders of record on such date.

4.	Distributions and Income Computations

Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Quarterly Distribution Amount is distributed within approximately ten days after the record date to each person who was a Unitholder of record on the associated record date.

5.	Related Party Transactions

Marketing Arrangements

TRC and Velasco contracted to sell the oil and gas production from such properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract provides that the minimum paid by TEMI for gas production is $1.70 per MMBtu (“Minimum Price”), increased annually for inflation commencing January 1, 2002 (approximately $1.71 per MMBtu for 2002 and 2003). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the six months ended June 30, 2003 and 2002. As of June 30, 2003, TEMI had no accumulated Price Credits.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu (“Sharing Price”), adjusted annually for inflation commencing January 1, 2002 (approximately $2.12 per MMBtu for 2002 and 2003), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2003 and 2002 by $3.5 million and $0.3 million, respectively.

Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI elected not to discontinue the Minimum Price commitment for 2003.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended June 30, 2003 and 2002 were $5.4 million and $2.9 million, respectively. Such gross revenues for the six-month periods ended June 30, 2003 and 2002 were $9.4 million and $6.0 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.289 per MMBtu for 2003 and 2002), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. During the three-month periods ended June 30, 2003 and 2002, gathering, treating and transportation fees charged to the Trust by TEMI, attributable to production during the three-month periods ended March 31, 2003 and 2002 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million and $0.2 million, respectively. During the six-month periods ended June 30, 2003 and 2002, such fees, attributable to production during the six-month periods ended March 31, 2003 and 2002, totaled $0.6 million and $0.5 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2003 and 2002 were $97,000 per period. During the six-month periods ended June 30, 2003 and 2002, such fees were $194,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended June 30, 2003 and 2002 were $14,000 per period. Such fees during the six-month periods June 30, 2003 and 2002 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

TORCH ENERGY ROYALTY TRUST

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended June 30, 2003 and 2002 is derived from oil and gas produced during the three-month periods ended March 31, 2003 and 2002, respectively. Net profits income for the six-month periods ended June 30, 2003 and 2002 is derived from oil and gas produced during the six-month periods ended March 31, 2003 and 2002. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2003		2002
	Bbls of Oil	Mcf of Gas	Bbls of Oil	Mcf of Gas
Chalkley Field	1,999	435,995	2,360	514,117
Robinson’s Bend Field	—	493,258	—	521,740
Cotton Valley Fields	950	253,493	688	245,440
Austin Chalk Fields	2,339	18,330	2,526	6,948

	5,288	1,201,076	5,574	1,288,245

	Six Months Ended June 30,
	2003		2002
	Bbls of Oil	Mcf of Gas	Bbls of Oil	Mcf of Gas
Chalkley Field	4,074	894,784	4,884	1,055,027
Robinson’s Bend Field	—	1,009,059	—	1,074,569
Cotton Valley Fields	1,660	511,800	1,672	516,193
Austin Chalk Fields	5,848	37,371	6,040	13,648

	11,582	2,453,014	12,596	2,659,437

TORCH ENERGY ROYALTY TRUST

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

For the three-month period ended June 30, 2003, net profits income was $2.6 million, up 30% from net profits income of $2.0 million for the same period in 2002. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties, offset partially by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the three-month period ended March 31, 2003 was 1,201,076 Mcf, or 7% lower than gas production of 1,288,245 Mcf for the same period in 2002. Oil production attributable to the Underlying Properties for the three-month period ended March 31, 2003 was 5,288 Bbls as compared to 5,574 Bbls for the same period in 2002. Such decreases in production are mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three-month period ended June 30, 2003 was $4.22 per MMBtu for gas and $27.70 per Bbl for oil as compared to $2.14 per MMBtu for gas and $15.44 per Bbl for oil during the same period in 2002. When TEMI pays a purchase price for gas based on the Minimum Price (approximately $1.71 per MMBtu for 2003 and 2002), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarters ended June 30, 2003 and 2002. As of June 30, 2003, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price (approximately $2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price of gas resulted in distributions received by Unitholders during the three months ended June 30, 2003 and 2002 being reduced by $2.5 million and $0.1 million, respectively.

General and administrative expenses amounted to $329,000 for the three-month period ended June 30, 2003 as compared to $174,000 during the same period in 2002. Such increase is mainly a result of legal fees incurred in 2003 in connection with the recent enactment of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the Securities and Exchange Commission. General and administrative expenses incurred by the Trust primarily relate to administrative services provided by Torch and the Trustee and legal fees.

TORCH ENERGY ROYALTY TRUST

Distributable income for the three-month period ended June 30, 2003 was $2.3 million, or $0.27 per Unit, as compared to $1.8 million, or $0.21 per Unit, for the same period in 2002. Cash distributions of $2.4 million, or $0.28 per Unit, were made to Unitholders during the quarter ended June 30, 2003 as compared to $1.8 million, or $0.21 per Unit, for the same period in 2002. The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended June 30, 2002, generated from production during the three-month period ended March 31, 2002, were approximately $0.07 per Unit. There were no Section 29 Credits relating to distributions received by Unitholders during the quarter ended June 30, 2003 as such credits expired December 31, 2002.

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

For the six-month period ended June 30, 2003, net profits income was $5.5 million, up 31% from net profits income of $4.2 million for the same period in 2002. Such increase is primarily due to higher average prices paid for oil and gas production attributable to the Underlying Properties, offset partially by normal declines in oil and gas production.

Gas production attributable to the Underlying Properties for the six-month period ended March 31, 2003 was 2,453,014 Mcf, or 8% lower than gas production of 2,659,437 Mcf for the same period in 2002. Oil production attributable to the Underlying Properties for the six-month period ended March 31, 2003 was 11,582 Bbls, as compared to 12,596 Bbls for the same period in 2002. Such decreases in production are mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the six-month period ended March 31, 2003 was $3.58 per MMBtu for gas and $24.50 per Bbl for oil as compared to $2.13 per MMBtu for gas and $14.75 per Bbl for oil during the same period in 2002. When TEMI pays a purchase price for gas based on the Minimum Price (approximately $1.71 per MMBtu for 2003 and 2002), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No price credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six months ended June 30, 2003 and 2002. As of June 30, 2003, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price (approximately $2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess from the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six-month periods ended June 30, 2003 and 2002 by $3.5 million and $0.3 million, respectively.

General and administrative expenses amounted to $533,000 for the six-month period ended June 30, 2003 as compared to $350,000 for the same period in 2002.

TORCH ENERGY ROYALTY TRUST

Such increase is mainly a result of legal fees incurred in 2003 in connection with the recent enactment of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the Securities and Exchange Commission. General and administrative expenses incurred by the Trust primarily relate to administrative services provided by Torch and the Trustee and legal fees.

Distributable income for the six-month period ended June 30, 2003 was $4.9 million, or $0.58 per Unit, as compared to $3.9 million, or $0.45 per Unit, for the same period in 2002. Cash distributions of $5.1 million, or $0.59 per Unit, were made to Unitholders during the six-month period ended June 30, 2003, as compared to $3.9 million, or $0.45 per Unit, for the same period in 2002. The Section 29 Credits relating to distributions received by Unitholders during the six months ended June 30, 2003 and 2002, generated from production during the six-month periods ended March 31, 2003 and 2002, respectively, were approximately $0.07 and $0.14 per Unit, respectively. The Section 29 Credits expired December 31, 2002.

Net profits income (in thousands) received by the Trust during the three-month and six- month periods ended June 30, 2003 and 2002, derived from production sold during the three-month and six-month periods ended March 31, 2003 and 2002, respectively, was computed as shown in the following tables:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and gas revenues	$3,218	$1,849		$1,754	$924

Direct operating expenses:
Lease operating expenses and property tax	407	1,464		406	—
Severance tax	191	161		149	43

	598	1,625		555	43

Net proceeds before capital expenditures	2,620	224		1,199	881
Capital expenditures	25	71		(7)	—

Net proceeds	2,595	153		1,206	881
Net profits percentage	95%	95%		95%	95%

Net profits income	$2,465	$145	$2,610	$1,146	$837	$1,983

TORCH ENERGY ROYALTY TRUST

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and gas revenues	$5,576	$3,166		$3,623	$1,899

Direct operating expenses:
Lease operating expenses and property tax	831	1,464		719	—
Severance tax	334	249		283	84

	1,165	1,713		1,002	84

Net proceeds before capital expenditures	4,411	1,453		2,621	1,815
Capital expenditures	27	71		(2)	—

Net proceeds	4,384	1,382		2,623	1,815
Net profits percentage	95%	95%		95%	95%

Net profits income	$4,165	$1,313	$5,478	$2,492	$1,724	$4,216

Net Proceeds Attributable to the Robinson’s Bend

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the Trust agreement, commencing with the second quarter 2003 distribution, pertaining to the quarter ended March 31, 2003 production, lease operating expenses and capital expenditures are deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust attributable to the Robinson’s Bend Field decreased substantially.

Lease operating expenses and capital expenditures, pertaining to the quarter ended March 31, 2003, totaling $1.5 million were deducted in calculating the Robinson’s Bend Net Proceeds for the second quarter of 2003. The Robinson’s Bend Net Proceeds for the second quarter of 2003 were approximately $153,000. Lease operating expenses and capital expenditures in the Robinson’s Bend Field during the same period in 2002 were $1.6 million, and such costs were not deducted from Net Proceeds pursuant to the Trust agreements. Due to the lease operating expenses in the Robinson’s Bend Field, Torch does not currently anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

Termination of the Trust

The Trust will terminate on March 1, of any year after 2002 if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0

TORCH ENERGY ROYALTY TRUST

million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2002 were approximately $40.8 million. Such reserve report was prepared pursuant to Securities and Exchange guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $3.42 per Mcf. The computation of the $3.42 per Mcf Purchase Contract price was based on a New York Mercantile Exchange (“NYMEX”) year-end gas price of $4.79 per MMBtu. Based on the oil and gas reserve estimates at December 31, 2002 prepared by independent reserve engineers, Torch projects that unless the NYMEX price of natural gas on December 31, 2003 exceeds approximately $2.80 per MMBtu, the Trust will terminate on March 1, 2004. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or as to the price that will be received for such Net Profits Interests, or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Trust Units.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust’s assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust’s operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties.

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges. Substantially all of the Index Price is calculated based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price of $1.70 per MMBtu, adjusted annually for inflation, paid by TEMI for gas. When TEMI pays a purchase price based on the Minimum Price it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds $2.10 per MMBtu, adjusted annually for inflation, TEMI is entitled to deduct 50% of such excess, the Price Differential. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI elected not to discontinue the Minimum Price Commitment for 2003. TEMI has purchased put option contracts granting TEMI the right to certain gas production at a price intended to limit TEMI’s losses in the event the Index Price falls below the Minimum Price.

TORCH ENERGY ROYALTY TRUST

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. In connection with the evaluation described in Item 4(a) above, no significant changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

TORCH ENERGY ROYALTY TRUST

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

None.

ITEM 2.    Changes in Securities

None.

ITEM 3.    Defaults upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Unitholders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

4.	Instruments of defining the rights of security holders, including indentures.

4.1	Form of Torch Energy Royalty Trust Agreement.*

4.2	Form of Louisiana Trust Agreement.*

4.3	Specimen Trust Unit Certificate.*

4.4	Designation of Ancillary Trustee.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

(b)	Report on Form 8-K:

Torch Energy Royalty Trust press release dated May 23, 2003 announcing a cash distribution payable on June 12, 2003 for Unitholders of record as of June 2, 2003 was submitted to the Securities and Exchange Commission on Form 8-K on May 23, 2003.

TORCH ENERGY ROYALTY TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By:	Wilmington Trust Company, Trustee

By:	/s/ Bruce L. Bisson
Bruce L. Bisson Vice President

Date: August 13, 2003

(The Trust has no employees, directors or executive officers.)