Form 10-Q
period 2003-09-30
TORCH ENERGY ROYALTY TRUST
filed 2003-11-13
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

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

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative services agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the Trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2002 financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2003 and December 31, 2002, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2003 and 2002 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Cash	$2	$2
Net profits interests in oil and gas properties
(Net of accumulated amortization of $152,631 and $149,337 at September 30, 2003 and December 31, 2002, respectively)	27,969	31,263

	$27,971	$31,265

LIABILITIES AND TRUST CORPUS
Trust expense payable	$234	$221
Trust corpus	27,737	31,044

	$27,971	$31,265

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net profits income	$2,075	$2,586	$7,553	$6,802
Interest income	1	1	3	3

	2,076	2,587	7,556	6,805

General and administrative expenses	233	175	766	525

Distributable income	$1,843	$2,412	$6,790	$6,280

Distributable income per Unit (8,600 Units)	$.21	$.28	$.79	$.73

Distributions per Unit	$.20	$.28	$.79	$.73

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Trust corpus, beginning of period	$28,388	$32,806	$31,044	$36,511

Amortization of Net Profits Interests	(748)	(1,790)	(3,294)	(5,502)

Distributable income	1,843	2,412	6,790	6,280

Distributions to Unitholders	(1,746)	(2,408)	(6,803)	(6,269)

Trust corpus, end of period	$27,737	$31,020	$27,737	$31,020

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

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 resulted in the unitholders (“Unitholders”) receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 (“Section 29 Credits”). The Section 29 Credit rate for qualifying coal seam production was approximately $1.09 and $1.08 for each MMBtu of gas produced and sold during the years ended December 31, 2002 and 2001, respectively, and such rate was adjusted annually for inflation. The Section 29 Credits will no longer be received after December 31, 2002.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson’s Bend Field) entitle the Trust to receive 95% of the net proceeds (“Net Proceeds”) attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating and certain other costs. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. Pursuant to the Trust Agreement, commencing with the second quarter 2003 distribution, which pertains to production during the quarter ended March 31, 2003, operating and development costs have been deducted in calculating Net Proceeds from the Robinson’s Bend Field.

Separate conveyances were used to convey the Net Profits Interests burdening the Underlying Properties in each state, and Net Proceeds are calculated separately for each conveyance. If, during any period, costs and expenses deductible in calculating the Net Proceeds exceed gross proceeds under a conveyance, neither the Trust nor Unitholders are liable to pay such expenses directly, but the Trust will receive no payments for distribution to Unitholders with respect to the Net Profits Interests created by such conveyance until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses including interest.

In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes and operating and development costs (subsequent to January 1, 2003). Since the fourth quarter of 1995, production from the Underlying Properties in the Robinson’s Bend Field has been less than the Volume Limitation. See Note 2 to the financial statements for an explanation of the Trust’s method of accounting.

The Net Profits Interests also entitle the Trust to 20% of the Infill Well Net Proceeds (defined below) of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

following Infill Wells costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the unrecovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells, as aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

The Trust’s website address is www.torchroyalty.com. The Trust provides access through this website to its annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after these reports are filed or furnished electronically with the Securities and Exchange Commission. Information in this website is not part of this Form 10-Q.

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2003 and 2002 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2003 and 2002, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the nine-month periods ending September 30, 2003 and 2002.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu (“Minimum Price”), increased annually for inflation commencing January 1, 2002 (approximately $1.71 per MMBtu for 2002 and 2003). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in determining the purchase price attributable to distributions received by Unitholders during the nine months ended September 30, 2003 and 2002. As of September 30, 2003, TEMI had no accumulated Price Credits.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu (“Sharing Price”), adjusted annually for inflation commencing January 1, 2002 (approximately $2.12 per MMBtu for 2002 and 2003), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. The Sharing Price adjustment associated with the net profits income calculation during the nine-month periods ended September 30, 2003 and 2002 was $5.3 million and $1.0 million, respectively.

Beginning January 1, 2002, TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI elected not to discontinue the Minimum Price commitment for 2003.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in net profits income for the three-month periods ended September 30, 2003 and 2002 were $2.8 million and $3.6 million, respectively. Such gross revenues for the nine-month periods ended September 30, 2003 and 2002 were $12.2 million and $9.6 million, respectively.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.289 per MMBtu for 2003 and 2002), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. Such transportation fee is paid to a third party. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field. Gathering, treating and transportation fees deducted from distributions received by the Trust during the three months ended September 30, 2003 and 2002, attributable to production during the three-month periods ended June 30, 2003 and 2002, totaled $0.04 million and $0.3 million, respectively. Such fees deducted from the Trust’s distributions during the nine-month periods ended September 30, 2003 and 2002, attributable to production during the nine-month periods ended June 30, 2003 and 2002, totaled $0.7 million for each period. In calculating net profits income with respect to the Robinson’s Bend Field for the quarter ended September 30, 2003, pertaining to the quarter ended June 30, 2003 production, costs and expenses exceeded gross revenues by approximately $68,000. Neither the Trust nor Unitholders are liable to pay the $68,000 deficit directly. Accordingly, the Trust received no payments for distributions to Unitholders with respect to the Robinsons Bend Field during the quarter ended September 30, 2003.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter and is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2003 and 2002 were $97,000 per period. During the nine-month periods ended September 30, 2003 and 2002, such fees were $291,000 per period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee will be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee also receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually). Such fees are subject to change each December based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 2003 and 2002 were $14,000 per period. Such fees during the nine-month periods September 30, 2003 and 2002 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

TORCH ENERGY ROYALTY TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results	of Operations

Because a modified cash basis of accounting is utilized by the Trust, net profits income of the Trust for the three-month periods ended September 30, 2003 and 2002 is derived from oil and gas produced during the three-month periods ended June 30, 2003 and 2002, respectively. Net profits income for the nine-month periods ended September 30, 2003 and 2002 is derived from oil and gas produced during the nine-month periods ended June 30, 2003 and 2002. Oil and gas sales attributable to the working interests burdened by the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2003		2002
	Bbls of Oil	Mcf of Gas	Bbls of Oil	Mcf of Gas
Chalkley Field	1,965	432,344	2,282	499,271
Robinson’s Bend Field	—	502,452	—	511,732
Cotton Valley Fields	562	253,556	887	264,747
Austin Chalk Fields	3,091	21,903	2,877	6,900

	5,618	1,210,255	6,046	1,282,650

	Nine Months Ended September 30,
	2003		2002
	Bbls of Oil	Mcf of Gas	Bbls of Oil	Mcf of Gas
Chalkley Field	6,039	1,327,128	7,166	1,554,298
Robinson’s Bend Field	—	1,511,511	—	1,586,301
Cotton Valley Fields	2,222	765,356	2,559	780,940
Austin Chalk Fields	8,939	59,274	8,917	20,548

	17,200	3,663,269	18,642	3,942,087

TORCH ENERGY ROYALTY TRUST

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

For the three-month period ended September 30, 2003, net profits income was $2.1 million, down 19% from net profits income of $2.6 million for the same period in 2002. Such decrease is primarily due to the Trust receiving no payments for distributions to Unitholders during the quarter ended September 30, 2003 with respect to the Robinson’s Bend Field. The decrease in net profits income pertaining to the Robinson’s Bend Field was partially offset by an increase in the average prices for oil and gas used to calculate Net Proceeds during the quarter ended September 30, 2003.

In calculating Robinson’s Bend Field Net Proceeds for the quarter ended September 30, 2003, costs and expenses exceeded revenues, net to the Trust, by approximately $68,000. Neither the Trust nor Unitholders are liable to pay the $68,000 directly. Accordingly, distributions received by Unitholders during the quarter ended September 30, 2003 did not include payments relating to the Robinson’s Bend Field Net Profits Interest. The Trust will receive no payments for distributions to Unitholders with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest. Torch does not currently anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 707,803 Mcf for the three-month period ended June 30, 2003, or 8% lower than gas production of 770,918 Mcf for the same period in 2002. Gas production attributable to the Robinson’s Bend Field during the quarter ended June 30, 2003 was 502,452 Mcf, or 2% lower than gas production of 511,732 Mcf for the same period in 2002. Such decreases were a result of normal production declines.

Oil production attributable to the Underlying Properties for the three-month period ended June 30, 2003 was 5,618 Bbls as compared to 6,046 Bbls for the same period in 2002. Such decreases in production were mainly due to normal production declines.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three-month period ended September 30, 2003 was $3.51 per MMBtu for gas and $23.00 per Bbl for oil as compared to $2.67 per MMBtu for gas and $20.11 per Bbl for oil during the same period in 2002. When TEMI pays a purchase price for gas based on the Minimum Price (approximately $1.71 per MMBtu for 2003 and 2002), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price attributable to distributions received by Unitholders during the quarters ended September 30, 2003 and 2002. As of September 30, 2003, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price (approximately $2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess in

TORCH ENERGY ROYALTY TRUST

calculating the purchase price. The Sharing Price adjustment associated with the net profits income calculation during the three months ended September 30, 2003 and 2002 was $1.8 million and $0.7 million, respectively.

General and administrative expenses amounted to $233,000 for the three-month period ended September 30, 2003 as compared to $175,000 during the same period in 2002. Such increase is mainly a result of legal fees incurred in 2003 in connection with the recent enactment of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the Securities and Exchange Commission. General and administrative expenses incurred by the Trust primarily relate to administrative services provided by Torch and the Trustee and legal fees.

Distributable income for the three-month period ended September 30, 2003 was $1.8 million, or $0.21 per Unit, as compared to $2.4 million, or $0.28 per Unit, for the same period in 2002. Cash distributions of $1.7 million, or $0.20 per Unit, were made to Unitholders during the quarter ended September 30, 2003 as compared to $2.4 million, or $0.28 per Unit, for the same period in 2002.

The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended September 30, 2002, generated from production during the three-month period ended June 30, 2002, were approximately $0.07 per Unit. There were no Section 29 Credits relating to distributions received by Unitholders during the quarter ended September 30, 2003 because the right to receive such credits expired December 31, 2002.

Nine-Month Period Ended September 30, 2003 Compared to Nine-Month Period Ended September 30, 2002

For the nine-month period ended September 30, 2003, net profits income was $7.6 million, up 12% from net profits income of $6.8 million for the same period in 2002. Such increase is primarily due to higher average prices for oil and gas used to calculate Net Proceeds during the nine-month period ended September 30, 2003. This was offset by a decrease in the net profits income generated by the Robinson’s Bend Field during the nine months ended September 30, 2003.

Distributions received by Unitholders during the nine-month period ended September 30, 2003 included net profits income from the Robinson’s Bend Field of $1.3 million, or 54% less than net profits income from the Robinson’s Bend Field of $2.8 million for the same period in 2002. The decline is due to the deduction of lease operating expenses and capital expenditures from the Net Proceeds payable to the Trust from the Robinson’s Bend Field commencing with the second quarter 2003 distribution, as provided by the net profits conveyance for the field.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 2,151,758 Mcf for the nine-month period ended June 30,

TORCH ENERGY ROYALTY TRUST

2003, or 9% lower than gas production of 2,355,786 Mcf for the same period in 2002. Gas production attributable to the Robinson’s Bend Field during the nine-month ended June 30, 2003 was 1,511,511 Mcf, or 5% lower than gas production of 1,586,301 Mcf for the same period in 2002. Such decreases were a result of normal production declines.

Oil production attributable to the Underlying Properties for the nine-month period ended June 30, 2003 was 17,200 Bbls, as compared to 18,642 Bbls for the same period in 2002. Such decreases in production were mainly due to normal production declines.

The average price paid for production attributable to the Underlying Properties during the nine-month period ended June 30, 2003 was $3.56 per MMBtu for gas and $24.01 per Bbl for oil as compared to $2.31 per MMBtu for gas and $16.49 per Bbl for oil during the same period in 2002. When TEMI pays a purchase price for gas based on the Minimum Price (approximately $1.71 per MMBtu for 2003 and 2002), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine months ended September 30, 2003 and 2002. As of September 30, 2003, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price (approximately $2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess from the purchase price. The Sharing Price adjustment associated with the net profits income calculation during the nine-month periods ended September 30, 2003 and 2002 was $5.3 million and $1.0 million, respectively.

General and administrative expenses amounted to $766,000 for the nine-month period ended September 30, 2003 as compared to $525,000 for the same period in 2002. Such increase is mainly a result of legal fees incurred in 2003 in connection with the recent enactment of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the Securities and Exchange Commission. General and administrative expenses incurred by the Trust primarily relate to administrative services provided by Torch and the Trustee and legal fees.

Distributable income for the nine-month period ended September 30, 2003 was $6.8 million, or $0.79 per Unit, as compared to $6.3 million, or $0.73 per Unit, for the same period in 2002. Cash distributions of $6.8 million, or $0.79 per Unit, were made to Unitholders during the nine-month period ended September 30, 2003, as compared to $6.3 million, or $0.73 per Unit, for the same period in 2002. The Section 29 Credits relating to distributions received by Unitholders during the nine months ended September 30, 2003 and 2002, generated from production during the nine-month periods ended June 30, 2003 and 2002, respectively, were approximately $0.07 and $0.21 per Unit, respectively. The right to receive the Section 29 Credits expired December 31, 2002.

TORCH ENERGY ROYALTY TRUST

Net profits income (in thousands) received by the Trust during the three-month and nine-month periods ended September 30, 2003 and 2002, derived from production sold during the three-month and nine-month periods ended June 30, 2003 and 2002, respectively, was computed as shown in the following tables:

	Three Months Ended September 30, 2003				Three Months Ended September 30, 2002
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and gas revenues	$2,751	$1,604			$2,216	$1,157

Direct operating expenses:
Lease operating expenses and property tax	364	1,335			366	—
Severance tax	166	133			213	65

	530	1,468			579	65

Net proceeds before capital expenditures	2,221	136			1,637	1,092
Capital expenditures	5	204			6	—

Net proceeds	2,216	(68)			1,631	1,092
Net profits percentage	95%	n/a	(a)		95%	95%

	2,105	0			1,549	1,037
Prior quarter adjustment	—	(30	)(b)		—	—	2,586

Net profits income	$2,105	$(30)		$2,075	$1,549	$1,037	$2,586

	Nine Months Ended September 30, 2003				Nine Months Ended September 30, 2002
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and gas revenues	$8,327	$4,769			$5,839	$3,056

Direct operating expenses:
Lease operating expenses and property tax	1,195	2,799			1,086	—
Severance tax	500	382			497	149

	1,695	3,181			1,583	149

Net proceeds before capital Expenditures	6,632	1,588			4,256	2,907
Capital expenditures	32	275			3	—

Net proceeds	6,600	1,313			4,253	2,907
Net profits percentage	95%	—	(a)		95%	95%

	6,270	1,313			4,040	2,762
Prior quarter adjustment	—	(30	)(b)		—	—

Net profits income	$6,270	$1,283		$7,553	$4,040	$2,762	$6,802

(a)	If costs and expenses deductible in computing Net Proceeds exceed gross proceeds for a conveyance, the Trust is not liable to pay such expenses directly. Accordingly, the Robinson’s Bend Field cash flow deficit of $68,000 during the quarter ended September 30, 2003 is excluded from the net profits income calculation.

(b)	Represents an adjustment to the Robinson’s Bend Field net profits income received by Unitholders during the quarter ended June 30, 2003, pertaining to production during the quarter ended March 31, 2003.

TORCH ENERGY ROYALTY TRUST

Net Proceeds Attributable to the Robinson’s Bend Have Decreased Significantly

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits conveyance in the Robinson’s Bend Field, commencing with the second quarter 2003 distribution, which pertains to the quarter ended March 31, 2003 production, lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. As a result, Net Proceeds paid to the Trust attributable to the Robinson’s Bend Field have decreased substantially.

Lease operating expenses and capital expenditures, pertaining to the quarter ended June 30, 2003 production, totaling $1.5 million were deducted in calculating the Robinson’s Bend Net Proceeds for the third quarter of 2003. During the same period in 2002, lease operating expenses and capital expenditures in the Robinson’s Bend Field were $1.3 million. Such costs were not deducted from Net Proceeds in 2002 pursuant to the provisions of the net profits conveyance in the Robinson’s Bend Field.

In calculating third quarter 2003 Robinson’s Bend Field Net Proceeds (pertaining to the quarter ended June 30, 2003 production), costs and expenses exceeded revenues, net to the Trust, by approximately $68,000. Neither the Trust nor Unitholders are liable to pay the $68,000 directly. However, the Trust will receive no payments for distributions to Unitholders with respect to the sale of production from the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest. Torch does not currently anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

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

TORCH ENERGY ROYALTY TRUST

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Torch.

There were no significant changes in the Trust’s internal control over financial reporting during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Reports on Form 8-K

None

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
Bruce L. Bisson
Vice President

Date: November 13, 2003

(The Trust has no employees, directors or executive officers.)