Form 10-Q
period 2004-03-31
TORCH ENERGY ROYALTY TRUST
filed 2004-05-14
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-12474

Torch Energy Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-6411424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Rodney Square North
1100 North Market Street, Wilmington, Delaware	19890
(Address of Principal Executive Offices)	(Zip Code)

302/651-8775

( Registrant’s telephone number, including area code )

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

As of April 30, 2004, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST

PART 1—FINANCIAL INFORMATION

Item I. Financial Statements

This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K filed with the Securities Exchange Commission, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto included in the Trust’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2004 and December 31, 2003, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The Trust has no officers, directors or employees. The Trustee relies solely on receiving accurate information, reports and other representations from Torch in the

TORCH ENERGY ROYALTY TRUST

ordinary course of its duties as Trustee. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations of Torch.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS
	March 31, 2004	December 31, 2003
	(Unaudited)
Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $154,971 and $154,143 at March 31, 2004 and December 31, 2003, respectively)	25,629	26,457

	$25,630	$26,458

LIABILITIES AND TRUST CORPUS
Trust expense payable	$186	$174
Trust corpus	25,444	26,284

	$25,630	$26,458

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net profits income	$1,488	$2,868
Interest income	—	1

	1,488	2,869

General and administrative expenses	184	204

Distributable income	$1,304	$2,665

Distributable income per Unit (8,600,000 Units)	$.15	$.31

Distributions per Unit	$.15	$.31

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Trust corpus, beginning of period	$26,284	$31,044
Amortization of Net Profits Interests	(828)	(1,300)
Distributable income	1,304	2,665
Distributions to Unitholders	(1,316)	(2,649)

Trust corpus, end of period	$25,444	$29,760

See notes to financial statements.

Notes to Financial Statements

1. Trust Organization and Nature of Operations

The Trust was formed effective October 1, 1993 under the Delaware Business Trust Act pursuant to a trust agreement (“Trust Agreement”) among Trustee, Torch Royalty Company (“TRC”), Velasco Gas Company, Ltd. (“Velasco”), and Torch as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”), which burden certain oil and gas properties (“Underlying Properties”), and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.

The Underlying Properties constitute working interests in the Chalkley field in Louisiana (“Chalkley Field”), the Robinson’s Bend field in the Black Warrior Basin in Alabama (“Robinson’s Bend Field”), fields that produce from the Cotton Valley formations in Texas (“Cotton Valley Fields”) and fields that produce from the Austin Chalk formation in Texas (“Austin Chalk Fields”). The Underlying Properties represent interest in all productive formations from 100 feet below the deepest productive formation in each field to the surface when the Trust was formed. The Trust therefore has no interest in deeper formations.

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

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net Profits Interests. The Net Profits Interests (other than the Net Profits Interest covering the Robinson’s Bend Field) entitle the Trust to receive 95% of the net proceeds (“Net

Notes to Financial Statements

Proceeds”) attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. Net Proceeds are generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. Commencing with the second quarter 2003 distribution, pertaining to production during the quarter ended March 31, 2003, operating and development costs have been deducted.

In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes and operating and development costs subsequent to January 1, 2003. Since the fourth quarter of 1995, production from the Underlying Properties in the Robinson’s Bend Field has been less than the Volume Limitation. See Note 2 to the financial statements for an explanation of the Trust’s method of accounting.

The Net Profits Interests also entitle the Trust to 20% of the Infill Well Net Proceeds (as defined herein) of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: (i) property, production, severance and similar taxes; (ii) development costs; (iii) operating costs; and (iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate. Distributions received by Unitholders have not been impacted by these wells as the aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 resulted in the Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 (“Section 29 Credits”). The right to receive the Section 29 Credits expired December 31, 2002.

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

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2004 and 2003 are derived from oil and gas production sold during the three-month periods ended December 31, 2003 and 2002, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the first quarters of 2004 and 2003.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

3. Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.

Because the Trust is treated as a grantor trust for Federal income tax purposes and a Unitholder is treated as directly owning an interest in the Net Profits Interests, each Unitholder is taxed directly on such Unitholder’s pro rata share of income attributable to the Net Profits Interests consistent with the Unitholder’s method of accounting and

Notes to Financial Statements

without regard to the taxable year or accounting method employed by the Trust. Amounts payable with respect to the Net Profits Interests are paid to the Trust on the quarterly record date established for quarterly distributions in respect to each calendar quarter during the term of the Trust, and the income and deductions resulting from such payments were allocated to the Unitholders of record on such date.

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

Notes to Financial Statements

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2004 and 2003. As of March 31, 2004, TEMI had no accumulated Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended March 31, 2004 and 2003 were reduced by $1.3 million and $1.0 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2003 and 2002 was $1.71 per MMBtu. The Sharing Price for Underlying Property production during 2003 and 2002 was $2.12 per MMBtu.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended March 31, 2004 and 2003 were $4.0 million for each period.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.289 per MMBtu for 2003 and 2002 production), plus fuel usage equal to 5% of revenues pursuant to a gas

Notes to Financial Statements

gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended March 31, 2004 and 2003, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2003 and 2002, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million for each period. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended March 31, 2004 and 2003 were $98,000 and $97,000, respectively.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $44,000 for each of the three month periods ended March 31, 2004 and 2003.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account

Notes to Financial Statements

(minimum of $15,000 annually), subject to change each December, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2004 and 2003 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2004 and 2003 is derived from actual oil and gas produced during the three months ended December 31, 2003 and 2002, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2004		2003
	Bbls of Oil	Mcf of Gas	Bbls of Oil	Mcf of Gas
Chalkley Field	1,844	404,873	2,075	458,789
Robinson’s Bend Field	—	498,063	—	515,801
Cotton Valley Fields	548	216,755	710	258,307
Austin Chalk Fields	3,790	28,150	3,509	19,041

	6,182	1,147,841	6,294	1,251,938

For the three months ended March 31, 2004, net profits income was $1.5 million, down 48% from net profits income of $2.9 million for the same period in 2003. Such decrease is mainly attributable to the Trust receiving no payments with respect to the Robinson’s Bend Field during the quarter ended March 31, 2004 (see “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” below), and was partially offset by higher oil and gas prices paid to the Trust during the quarter ended March 31, 2004.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 649,778 Mcf and 736,137 Mcf during the quarters ended December 31, 2003 and 2002, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 498,063 Mcf and 515,801 Mcf during the quarters ended December 31, 2003 and 2002, respectively. Gas production decreased during 2003 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended December 31, 2003 and December 31, 2002 was 6,182 Bbls and 6,294 Bbls, respectively.

During the three months ended March 31, 2004 the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $3.25 per MMBtu as compared to $2.96 per MMBtu for the three months ended March 31, 2003. The average price used to calculate Net Proceeds for oil during the quarter ended March 31, 2004 was $25.46 as compared to $21.82 per Bbl for the quarter ended March 31, 2003. When TEMI pays a purchase price for gas based on the Minimum Price ($1.71 per MMBtu for 2003 and 2002 production), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2004 and 2003. As of March 31, 2004, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.12 per MMBtu for 2003 and 2002 production), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2004 and 2003 by $1.3 million and $1.0 million, respectively.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarters ended March 31, 2004 and 2003 totaled $0.6 million and $0.4 million, respectively. The increase in costs and expenses in 2004 is mainly due to workovers performed on wells in the Austin Chalk Field. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the quarter ended March 31, 2004. In accordance with the provisions of the net profits conveyance in the Robinson’s Bend Field, no lease operating expenses and capital expenditures were deducted in calculating Net Proceeds payable to the Trust from the Robinson’s Bend Field during the quarter ended March 31, 2003.

General and administrative expenses amounted to $0.2 million for each of the three- month periods ending March 31, 2004 and 2003. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.

The foregoing resulted in distributable income of $1.3 million, or $.15 per Unit, for the three months ended March 31, 2004, as compared to $2.7 million, or $.31 per Unit, for the same period in 2003. Cash distributions of $1.3 million, or $0.15 per Unit, were made during the quarter ended March 31, 2004 as compared to $2.7 million, or $0.31 per Unit, for the same period in 2003.

The Section 29 Credits relating to the distributions received by Unitholders during the quarter ended March 31, 2003, generated from production during the three months ended December 31, 2002, were approximately $0.07 per Unit. There were no Section 29 Credits relating to distributions received by Unitholders during the quarter ended March 31, 2004. The right to receive such credits expired December 31, 2002.

Net profits income received by the Trust during the three month periods ended March 31, 2004 and 2003, derived from production sold during the three months ended December 31, 2003 and 2002, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total
Oil and gas revenues	$2,302	$1,413		$3,715	$2,359	$1,317		$3,676

Direct operating expenses:
Lease operating expenses and property tax	428	1,398	(a)	1,826	424	—	(a)	424
Severance tax	149	108		257	143	88		231

	577	1,506		2,083	567	88		655

Net proceeds before capital expenditures	1,725	(93)		1,632	1,792	1,229		3,021
Capital expenditures	159	57	(a)	216	2	—	(a)	2

Net proceeds	1,566	(150)		1,416	1,790	1,229		3,019
Net profits percentage	95%	—	(b)	—	95%	95%		95%

Net profits income	$1,488	$—		$1,488	$1,700	$1,168		$2,868

(a)	Commencing with the second quarter 2003 distribution (pertaining to production during the quarter ended March 31, 2003), lease operating expenses and capital expenditures were deducted in calculating Net Proceeds from the Robinson’s Bend Field. Lease operating expenses and capital expenditures pertaining to quarter ended December 31, 2002 production were $1.4 million.

(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the three months ended March 31, 2004 (pertaining to production during the quarter ended December 31, 2003). During such period, the Robinson’s Bend Field costs and expenses exceeded revenues by approximately $150,000.

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly

Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2004 (pertaining to production during the three months ended December 31, 2003). During this period, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $150,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of March 31, 2004 (pertaining to production through December 31, 2003), the Robinson’s Bend Field Cumulative Deficit was approximately $393,000. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

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

Uncertainty of Estimates of Reserves and Future Net Cash Flows

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2003, 2002 and 2001.

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

Financial Condition of the Administrative Service Provider to the Trust and its Subsidiaries

Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is a party to that certain Administrative Services Agreement whereby Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement of the Form 10-K for the period ended December 31, 2003 (“Form 10-K”). TEMI, a subsidiary of Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries, is a party to the Purchase Contract. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is the maker of a Senior Subordinated Note payable – affiliate due on September 30, 2004. The Senior Subordinated Note payable – affiliate of $23.1 million is payable to Torchmark Corporation (“Torchmark”). As of December 31, 2003, there was insufficient working capital to satisfy this obligation, and there is uncertainty that Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries will be able to satisfy this obligation when the amount is due. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is currently in the discovery stage of litigation with Torchmark relating to amounts due to Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries from Torchmark that may ultimately impact the final amount to be paid in the settlement of the Senior Subordinated Note. The resolution of the current dispute with Torchmark is uncertain at this time. See Note 2 to the Consolidated Financials Statements of Torch Energy Advisors Incorporated and its subsidiaries attached to the Form 10-K as Exhibit 99.1. The inability of Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries or TEMI to meet its obligations or to continue to be a going concern will have an adverse material effect on the Trust, its financial statements and operations.

Historically, Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries has relied on its ability to incur debt and obtain cash through the proceeds from the sale of assets. The inability to reach a reasonable settlement with Torchmark or to raise capital through the incurrence of new debt or the sale of assets will have a material adverse effect on Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries’ financial condition, ability to meet its obligations and operating needs, and results of operations. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries’ financial statements in the Form 10-K have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries’ capital requirements raise a substantial doubt about its ability to continue as a going concern. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries’ financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.71 per MMBtu for 2003 and 2002 production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.12 per MMBtu for 2003 and 2002 production. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2004, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Trust’s trustee in making these determinations, has relied to the extend reasonable on information provided by Torch.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM	1. Legal Proceedings

None.

ITEM	2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM	3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Unitholders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4. Instruments of defining the rights of security holders, including indentures.

4.1	Form of Torch Energy Royalty Trust Agreement. *
4.2	Form of Louisiana Trust Agreement. *
4.3	Specimen Trust Unit Certificate. *
4.4	Designation of Ancillary Trustee. *
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Section 1350 Certifications.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None filed during the quarter ended March 31, 2004.

* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By: Wilmington Trust Company, Trustee

By: /s/ Bruce L. Bisson

Bruce L. Bisson
Vice President

Date: May 13, 2004

(The Trust has no employees, directors or executive officers.)

26