Form 10-Q
period 2004-06-30
TORCH ENERGY ROYALTY TRUST
filed 2004-08-13
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 1-12474

Torch Energy Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-6411424
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Rodney Square North	19890
1100 North Market Street, Wilmington, Delaware	(Zip Code)
(Address of Principal Executive Offices)

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

Yes  (X)   No  (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  (   )   No  (X)

As of July 31, 2004, 8.6 million Units of Beneficial Interest were outstanding.

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

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto included in the Trust’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2004 and December 31, 2003, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $155,787 and $154,143 at June 30, 2004 and December 31, 2003, respectively)	24,813	26,457

	$24,814	$26,458

LIABILITIES AND TRUST CORPUS
Trust expense payable	$229	$174
Trust corpus	24,585	26,284

	$24,814	$26,458

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net profits income	$1,687	$2,610	$3,175	$5,478
Interest income	0	1	0	2

	1,687	2,611	3,175	5,480

General and administrative expenses	242	329	426	533

Distributable income	$1,445	$2,282	$2,749	$4,947

Distributable income per Unit (8,600,000 Units)	$.17	$.27	$.32	$.58

Distributions per Unit	$.17	$.28	$.33	$.59

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$25,444	$29,760	$26,284	$31,044
Amortization of Net Profits Interests	(816)	(1,246)	(1,644)	(2,546)
Distributable income	1,445	2,282	2,749	4,947
Distributions to Unitholders	(1,488)	(2,408)	(2,804)	(5,057)

Trust corpus, end of period	$24,585	$28,388	$24,585	$28,388

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

The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of June 30, 2004, the Trust has not terminated as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Net

Notes to Financial Statements

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

The Net Profits Interests also entitle the Trust to 20% of the Infill Well Net Proceeds (as defined herein) of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: (i) property, production, severance and similar taxes; (ii) development costs; (iii) operating costs; and (iv) interest on the recovered portion, if any, of the foregoing costs computed at the base rate of interest announced publicly by Citibank, N.A. in New York. As of June 30, 2004, distributions received by Unitholders have not been impacted by these wells as the aggregate gross revenues have not exceeded aggregate costs and expenses for these wells.

Sales of coal seam and tight sands gas attributable to the Net Profits Interests between November 23, 1993 and January 1, 2003 resulted in the Unitholders receiving quarterly allocations of tax credits under Section 29 of the Internal Revenue Code of 1986 (“Section 29 Credits”). The right to receive the Section 29 Credits expired December 31, 2002.

Notes to Financial Statements

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

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2004 and 2003 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2004 and 2003, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the six-month periods ending June 30, 2004 and 2003.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

3. Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel

Notes to Financial Statements

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

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a

Notes to Financial Statements

purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and six-month periods ended June 30, 2004 and 2003. As of June 30, 2004, TEMI had no accumulated Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2004 and 2003 were reduced by $3.1 million and $3.5 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2004 and 2003 was $1.73 per MMBtu and $1.71 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2004 and 2003 was $2.13 per MMBtu and $2.12 per MMBtu, respectively.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended June 30, 2004 and 2003 were $4.5 million and $5.4 million, respectively. Such gross revenues for the six-month periods ended June 30, 2004 and 2003 were $8.6 million and $9.4 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend,

Notes to Financial Statements

Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.289 per MMBtu for 2004 and 2003 production), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended June 30, 2004 and 2003, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended March 31, 2004 and 2003, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million. During the six months ended June 30, 2004 and 2003, such fees deducted from the Net Proceeds calculations, attributable to production during the six-month periods ended March 31, 2004 and 2003, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.7 million and $0.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2004 and 2003 were $98,000 and $97,000, respectively. During the six-month periods ended June 30, 2004 and 2003, such fees were $196,000 and $194,000 respectively.

Notes to Financial Statements

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $44,000 and $45,000, respectively, for each of the three-month periods ended June 30, 2004 and 2003. During the six-month periods ended June 30, 2004 and 2003, such operator overhead fees were $88,000 and $89,000 respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee is compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change for inflation each December, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the six-month periods ended June 30, 2004 and 2003 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2004 and 2003 is derived from actual oil and gas produced during the three months ended March 31, 2004 and 2003, respectively. Net Proceeds attributable to the underlying Properties for the six months ended June 30, 2004 and 2003 is derived from oil and gas produced during the six months ended March 31, 2004 and 2003, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2004		2003
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,760	384,435	1,999	435,995
Robinson’s Bend Field	—	477,896	—	493,258
Cotton Valley Fields	546	221,574	950	253,493
Austin Chalk Fields	4,547	30,297	2,339	18,330

	6,853	1,114,202	5,288	1,201,076

	Six Months Ended June 30,
	2004		2003
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	3,604	789,308	4,074	894,784
Robinson’s Bend Field	—	975,959	—	1,009,059
Cotton Valley Fields	1,094	438,329	1,660	511,800
Austin Chalk Fields	8,337	58,447	5,848	37,371

	13,035	2,262,043	11,582	2,453,014

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

For the three months ended June 30, 2004, net profits income was $1.7 million, down 35% from net profits income of $2.6 million for the same period in 2003. Such decrease is mainly attributable to normal production declines and lower oil and gas prices paid to the Trust during the quarter ended June 30, 2004.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 636,306 Mcf and 707,818 Mcf during the quarters ended March 31, 2004 and 2003, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 477,896 Mcf and 493,258 Mcf during the quarters ended March 31, 2004 and 2003, respectively. Gas production decreased during 2004 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended March 31, 2004 and March 31, 2003 was 6,853 Bbls and 5,288 Bbls, respectively.

During the three months ended June 30, 2004, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $3.81 per MMBtu as compared to $4.22 per MMBtu for the three months ended June 30, 2003. During the quarter ended June 30, 2004, the average price used to calculate Net Proceeds for oil was $29.01 as compared to $27.70 per Bbl for the quarter ended March 31, 2003. When TEMI pays a purchase price for gas based on the Minimum Price ($1.73 per MMBtu and $1.71 per MMBtu for 2004 and 2003 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended June 30, 2004 and 2003. As of June 30, 2004, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended June 30, 2004 and 2003 by $1.8 million and $2.5 million, respectively.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarters ended June 30, 2004 and 2003 totaled $0.7 million and $0.4 million, respectively. The increase in costs and expenses in 2004 is mainly due to workovers performed on wells in the Austin Chalk Field. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each of the three-month periods ended June 30, 2004 and 2003.

General and administrative expenses amounted to $0.2 million and $0.3 million, respectivey, for the three-month periods ending June 30, 2004 and 2003. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.

The foregoing resulted in distributable income of $1.5 million, or $.17 per Unit, for the three months ended June 30, 2004, as compared to $2.3 million, or $.27 per Unit, for the same period in 2003. Cash distributions of $1.5 million, or $0.17 per Unit, were made during the quarter ended June 30, 2004 as compared to $2.4 million, or $0.28 per Unit, for the same period in 2003.

There were no Section 29 Credits relating to distributions received by Unitholders during the quarter ended June 30, 2004 and 2003. The right to receive such credits expired December 31, 2002.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

For the six months ended June 30, 2004, net profits income was $3.2 million, down 42% from net profits income of $5.5 million for the same period in 2003. Such decrease is mainly attributable to the Trust receiving no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2004 (see “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” below). In addition, normal production declines during the six months ended June 30, 2004 reduced net profits income.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,286,084 Mcf and 1,443,955 Mcf during the six months ended March 31, 2004 and 2003, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 975,959 Mcf and 1,009,059 Mcf during the six months ended March 31, 2004 and 2003, respectively. Gas production decreased during 2003 as a result of normal production declines. Oil production attributable to the Underlying Properties for the six months ended March 31, 2004 and March 31, 2003 was 13,035 Bbls and 11,582 Bbls, respectively.

During the six months ended June 30, 2004, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $3.52 per MMBtu as compared to $3.58 per MMBtu for the six months ended June 30, 2003. During the six months ended June 30, 2004, the average price used to calculate Net Proceeds for oil was $27.33 as compared to $24.50 per Bbl for the six months ended March 31, 2003. When TEMI pays a purchase price for gas based on the Minimum Price ($1.73 per MMBtu and $1.71 per MMBtu for 2004 and 2003 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month periods ended June 30, 2004 and 2003. As of June 30, 2004, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six months ended June 30, 2004 and 2003 by $3.1 million and $3.5 million, respectively.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the six months ended June 30, 2004 and 2003 totaled $1.3 million and $0.9 million, respectively. The increase in costs and expenses in 2004 is mainly due to workovers performed on wells in the Austin Chalk Field. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.0 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the six-month periods ended June 30, 2004 and 2003, respectively. The increase in costs and expenses in 2004 is due to costs and expenses not being deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field prior to January 1, 2003 (see “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” below).

General and administrative expenses amounted to $0.4 million and $0.5 million for the six-month periods ending June 30, 2004 and 2003, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.

The foregoing resulted in distributable income of $2.7 million, or $.32 per Unit, for the six months ended June 30, 2004, as compared to $4.9 million, or $.58 per Unit, for the same period in 2003. Cash distributions of $2.8 million, or $0.33 per Unit, were made during the six months ended June 30, 2004 as compared to $5.1 million, or $0.59 per Unit, for the same period in 2003.

There were no Section 29 Credits relating to distributions received by Unitholders during the six months ended June 30, 2004. The Section 29 Credits relating to distributions received by Unitholders during the six months ended June 30, 2003 were approximately $.07 per Unit. The right to receive such credits expired December 31, 2002.

Net profits income received by the Trust during the three and six month periods ended June 30, 2004 and 2003, derived from production sold during the three and six months ended March 31, 2004 and 2003, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Chalkley,				Chalkley,
	Cotton Valley				Cotton Valley
	and Austin	Robinson’s			and Austin	Robinson’s
	Chalk Fields	Bend Field		Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,634	$1,587		$4,221	$3,218	$1,849	$5,067

Direct operating expenses:
Lease operating expenses and property tax	469	1,453	(a)	1,922	407	1,464 (a)	1,871
Severance tax	160	134		294	191	161	352

	629	1,587		2,216	598	1,625	2,223

Net proceeds before capital expenditures	2,005	0		2,005	2,620	224	2,844
Capital expenditures	229	62	(a)	291	25	71	96

Net proceeds	1,776	(62)		1,714	2,595	153	2,748
Net profits percentage	95%	—	(b)	—	95%	95%	95%

Net profits income	$1,687	$—		$1,687	$2,465	$145	$2,610

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Chalkley,				Chalkley,
	Cotton Valley				Cotton Valley
	and Austin	Robinson’s			and Austin	Robinson’s
	Chalk Fields	Bend Field		Total	Chalk Fields	Bend Field		Total
Oil and gas revenues	$4,937	$3,000		$7,937	$5,576	$3,166		$8,742

Direct operating expenses:
Lease operating expenses and property tax	898	2,851	(a)	3,749	831	1,464	(a)	2,295
Severance tax	309	242		551	334	249		583

	1,207	3,093		4,300	1,165	1,713		2,878

Net proceeds before capital expenditures	3,730	(93)		3,637	4,411	1,453		5,864
Capital expenditures	388	119	(a)	507	27	71	(a)	98

Net proceeds	3,342	(212)		3,130	4,384	1,382		5,766
Net profits percentage	95%	—	(b)	—	95%	95%		95%

Net profits income	$3,175	$—		$3,175	$4,165	$1,313		$5,478

(a)	Commencing with the second quarter 2003 distribution (pertaining to production during the quarter ended March 31, 2003), lease operating expenses and capital expenditures were deducted in calculating Net Proceeds from the Robinson’s Bend Field.

(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the six months ended June 30, 2004 (pertaining to production during the six months ended March 31, 2004). During the three-month and six-month periods ended June 30, 2004, the Robinson’s Bend Field costs and expenses exceeded revenues by $62,000 and $212,000, respectively.

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly

Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2004 (pertaining to production during the six months ended March 31, 2004). During this period, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $212,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of June 30, 2004 (pertaining to production through March 31, 2004), the Robinson’s Bend Field Cumulative Deficit was approximately $410,000. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in this item updates, and should be read in conjunction with Part II, Item 7A of the Trust’s annual report on Form 10-K for the year ended December 31, 2003.

The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust’s assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust’s operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties.

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.73 per MMBtu and $1.71 per MMBtu for 2004 and 2003, production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2004, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Trust’s trustee in making these determinations, has relied to the extend reasonable on information provided by Torch.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Unitholders

     None.

ITEM 5. Other Information

     On August 6, 2004, Ernst & Young LLP (“Ernst & Young”) informed the Trust that Ernst & Young will resign as the Trust’s independent auditor based upon its annual review of its audit client portfolio effective upon the completion of the quarterly review of the Trust’s fiscal quarter ending June 30, 2004. The Trust has accepted Ernst & Young’s resignation. The Trust filed a Form 8-K with a filing date of August 11, 2004 with respect to this event. This information should be read in conjunction with the above-mentioned Form 8-K.

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

(b) Reports on Form 8-K:

None filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By:	Wilmington Trust Company,
Trustee

By:	/s/ Bruce L. Bisson

Bruce L. Bisson
Vice President

Date: August 13, 2004

     (The Trust has no employees, directors or executive officers.)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Form of Torch Energy Royalty Trust Agreement. *

4.2	Form of Louisiana Trust Agreement. *

4.3	Specimen Trust Unit Certificate. *

4.4	Designation of Ancillary Trustee. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.