Form 10-Q
period 2004-09-30
TORCH ENERGY ROYALTY TRUST
filed 2004-11-15
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes (   )   No (X)

As of September 30, 2004, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST

PART 1 — FINANCIAL INFORMATION

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

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto included in the Trust’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2004 and December 31, 2003, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2004 and 2003 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	Sept. 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $156,579 and $154,143 at September 30, 2004 and December 31, 2003, respectively)	24,021	26,457

	$24,022	$26,458

LIABILITIES AND TRUST CORPUS
Trust expense payable	$241	$174
Trust corpus	23,781	26,284

	$24,022	$26,458

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net profits income	$1,622	$2,075	$4,797	$7,553
Infill Well Net Proceeds	219	0	219	0
Interest income	0	1	0	3

	1,841	2,076	5,016	7,556

General and administrative expenses	271	233	697	766

Distributable income	$1,570	$1,843	$4,319	$6,790

Distributable income per Unit (8,600 Units)	$.18	$.21	$.50	$.79

Distributions per Unit	$.18	$.20	$.51	$.79

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$24,585	$28,388	$26,284	$31,044
Amortization of Net Profits Interests	(792)	(748)	(2,436)	(3,294)
Distributable income	1,570	1,843	4,319	6,790
Distributions to Unitholders	(1,582)	(1,746)	(4,386)	(6,803)

Trust corpus, end of period	$23,781	$27,737	$23,781	$27,737

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

The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of September 30, 2004, the Trust has not terminated as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

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

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2004 and 2003 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2004 and 2003, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the nine-month periods ending September 30, 2004 and 2003.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

3. Federal Income Taxes

Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax. Because the Trust is treated as a grantor trust for

Notes to Financial Statements

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

5. Related Party Transactions

Marketing Arrangements

TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of

Notes to Financial Statements

the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and nine-month periods ended September 30, 2004 and 2003. As of September 30, 2004, TEMI had no accumulated Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the nine months ended September 30, 2004 and 2003 were reduced by $5.0 million and $5.3 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2004 and 2003 was $1.73 per MMBtu and $1.71 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2004 and 2003 was $2.13 per MMBtu and $2.12 per MMBtu, respectively.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended September 30, 2004 and 2003 were $4.6 million and $4.7 million, respectively. Such gross revenues for the nine-month periods ended September 30, 2004 and 2003 were $13.2 million and $14.1 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and

Notes to Financial Statements

transportation fee of $0.26 per MMBtu adjusted for inflation ($0.289 per MMBtu for 2004 and 2003 production), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended September 30, 2004 and 2003, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended June 30, 2004 and 2003, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million for each period. During the nine months ended September 30, 2004 and 2003, such fees deducted from the Net Proceeds calculations, attributable to production during the nine-month periods ended June 30, 2004 and 2003, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million for each period. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2004 and 2003 were $98,000 and $97,000, respectively. During the nine-month periods ended September 30, 2004 and 2003, such fees were $294,000 and $291,000, respectively.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Such operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $94,000 and $91,000 during the three months ended September 30, 2004 and 2003, respectively.

Notes to Financial Statements

During the nine-month periods ended September 30, 2004 and 2003, such operator overhead fees were $0.3 million for each period.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee is compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change for inflation each December, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three-month periods ended September 30, 2004 and 2003 were $14,000 per period. Such fees during the nine month periods ending September 30, 2004 and 2003 were $42,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2004 and 2003 is derived from actual oil and gas produced during the three months ended June 30, 2004 and 2003, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2004 and 2003 is derived from oil and gas produced during the nine months ended June 30, 2004 and 2003, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2004		2003
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,627	375,092	1,965	423,344
Robinson’s Bend Field	—	475,728	—	502,452
Cotton Valley Fields	511	204,789	562	253,556
Austin Chalk Fields	3,518	43,427	3,091	21,903

	5,656	1,099,036	5,618	1,210,255

	Nine Months Ended September 30,
	2004		2003
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	5,231	1,164,400	6,039	1,327,128
Robinson’s Bend Field	—	1,451,687	—	1,511,511
Cotton Valley Fields	1,605	643,118	2,222	765,356
Austin Chalk Fields	11,855	101,874	8,939	59,274

	18,691	3,361,079	17,200	3,663,269

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

For the three months ended September 30, 2004, net profits income was $1.6 million, down 24% from net profits income of $2.1 million for the same period in 2003. Such decrease is mainly attributable to normal production declines in 2004.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 623,308 Mcf and 707,803 Mcf during the quarters ended June 30, 2004 and 2003, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 475,728 Mcf and 502,452 Mcf during the quarters ended June 30, 2004 and 2003, respectively. Gas production decreased during 2004 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended June 30, 2004 and June 30, 2003 was 5,656 Bbls and 5,618 Bbls, respectively.

During the three months ended September 30, 2004, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $3.89 per MMBtu as compared to $3.51 per MMBtu for the three months ended September 30, 2003. During the quarter ended September 30, 2004, the average price used to calculate Net Proceeds for oil was $31.72 as compared to $23.00 per Bbl for the quarter ended September 30, 2003. When TEMI pays a purchase price for gas based on the Minimum Price ($1.73 per MMBtu and $1.71 per MMBtu for 2004 and 2003 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended September 30, 2004 and 2003. As of September 30, 2004, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended September 30, 2004 and 2003 by $1.9 million and $1.8 million, respectively.

Cash distributions received by Unitholders during the quarter ended September 30, 2004 included approximately $219,000 of Net Proceeds from Infill Wells drilled on the Underlying Properties in the Cotton Valley Fields in East Texas. Prior to the quarter ended September 30, 2004, distributions received by Unitholders did not include proceeds from the Infill Wells as the Infill Wells’ costs and expenses exceeded the Infill Wells’ revenues prior to the quarter ended September 30, 2004.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarters ended September 30, 2004 and 2003 totaled $0.7 million and $0.4 million, respectively. The increase in costs and expenses in 2004 is mainly due to workovers performed on wells in the Austin Chalk Field. With respect to the Robinson’s Bend Field, lease operating expenses and capital expenditures of $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each of the three-month periods ended September 30, 2004 and 2003.

General and administrative expenses amounted to $0.3 million and $0.2 million, respectively, for the three-month periods ending September 30, 2004 and 2003. These expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.

The foregoing resulted in distributable income of $1.6 million, or $.18 per Unit, for the three months ended September 30, 2004, as compared to $1.8 million, or $.21 per Unit, for the same period in 2003. Cash distributions of $1.6 million, or $0.18 per Unit, were made during the quarter ended September 30, 2004 as compared to $1.7 million, or $0.20 per Unit, for the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, net profits income was $4.8 million, down 37% from net profits income of $7.6 million for the same period in 2003. Such decrease is mainly attributable to the Trust receiving no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2004 (see “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” below). In addition, normal production declines pertaining to gas production during the nine months ended June 30, 2004 reduced net profits income.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,909,392 Mcf and 2,151,758 Mcf during the nine months ended June 30, 2004 and 2003, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,451,687 Mcf and 1,511,511 Mcf during the nine months ended June 30, 2004 and 2003, respectively. Gas production decreased during 2004 as a result of normal production declines. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2004 and June 30, 2003 was 18,691 Bbls and 17,200 Bbls, respectively.

During the nine months ended September 30, 2004, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $3.63 per MMBtu as compared to $3.56 per MMBtu for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the average price used to calculate Net Proceeds for oil was $28.66 as compared to $24.01 per Bbl for the nine months ended June 30, 2003. When TEMI pays a purchase price for gas based on the Minimum Price ($1.73 per MMBtu and $1.71 per MMBtu for 2004 and

2003 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-month periods ended September 30, 2004 and 2003. As of September 30, 2004, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine months ended September 30, 2004 and 2003 by $5.0 million and $5.3 million, respectively.

Cash distributions received by Unitholders during the nine months ended September 30, 2004 included approximately $219,000 of Net Proceeds from Infill Wells drilled on the Underlying Properties in the Cotton Valley Fields in East Texas. Prior to 2004, distributions received by Unitholders did not include proceeds from the Infill Wells as the Infill Wells’ costs and expenses exceeded the Infill Wells’ revenues prior to 2004.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the nine months ended September 30, 2004 and 2003 totaled $2.0 million and $1.2 million, respectively. The increase in costs and expenses in 2004 is mainly due to workovers performed on wells in the Austin Chalk Field. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $4.4 million and $3.1 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the nine-months ended September 30, 2004 and 2003, respectively The increase in costs and expenses in 2004 is due to costs and expenses not being deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field prior to January 1, 2003 (see “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” below).

General and administrative expenses amounted to $0.7 million and $0.8 million for the nine-month periods ending September 30, 2004 and 2003, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.

The foregoing resulted in distributable income of $4.3 million, or $0.50 per Unit, for the nine months ended September 30, 2004, as compared to $6.8 million, or $0.79 per Unit, for the same period in 2003. Cash distributions of $4.4 million, or $0.51 per Unit, were made during the nine months ended September 30, 2004 as compared to $6.8 million, or $0.79 per Unit, for the same period in 2003.

Net profits income received by the Trust during the three and nine month periods ended September 30, 2004 and 2003, derived from production sold during the three and nine months ended June 30, 2004 and 2003, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended Sept. 30, 2004				Three Months Ended Sept. 30, 2003
	Chalkley,				Chalkley,
	Cotton Valley				Cotton Valley
	and Austin	Robinson’s			and Austin	Robinson’s
	Chalk Fields	Bend Field		Total	Chalk Fields	Bend Field		Total
Oil and gas revenues	$2,609	$1,655		$4,264	$2,751	$1,604		$4,355

Direct operating expenses:
Lease operating expenses and property tax	465	1,420	(a)	1,885	364	1,335	(a)	1,699
Severance tax	196	139		335	166	133		299

	661	1,559		2,220	530	1,468		1,998

Net proceeds before capital expenditures	1,948	96		2,044	2,221	136		2,357
Capital expenditures	240	46	(a)	286	5	204	(a)	209

Net proceeds	1,708	50		1,758	2,216	(68)		2,148
Net profits percentage	95%	—	(a)	—	95%	—	(a)	—

	1,622	$—		1,622	2,105	0		2,105
Prior quarter adjustment	—	—		—	0	(30)		(30)

Net profits income	$1,622	$—		$1,622	$2,105	$(30)		2,075

	Nine Months Ended Sept. 30, 2004				Nine Months Ended Sept. 30, 2003
	Chalkley,				Chalkley,
	Cotton Valley				Cotton Valley
	and Austin	Robinson’s			and Austin	Robinson’s
	Chalk Fields	Bend Field		Total	Chalk Fields	Bend Field		Total
Oil and gas revenues	$7,545	$4,655		$12,200	$8,327	$4,769		$13,096

Direct operating expenses:
Lease operating expenses and property tax	1,363	4,271	(a)	5,634	1,195	2,799	(a)	3,994
Severance tax	506	381		887	500	382		882

	1,869	4,652		6,521	1,695	3,181		4,876

Net proceeds before capital expenditures	5,676	3		5,679	6,632	1,588		8,220
Capital expenditures	627	165	(a)	792	32	275	(a)	307

Net proceeds	5,049	(162)		4,887	6,600	1,313		7,913
Net profits percentage	95%	—	(a)	—	95%	—	(a)	—

	4,797	$—		4,797	6,270	1,313		7,583
Prior quarter adjustment	—	—		—	—	(30)		(30)

Net profits income	$4,797	$—		$4,797	$6,270	$1,283		$7,553

(a) Commencing with the second quarter of 2003 distribution (pertaining to production during the quarter ended March 31, 2003), lease operating expenses and capital expenditures were deducted in calculating Net Proceeds from the Robinson’s Bend Field. With respect to the Robinson’s Bend Field, the Trust has received no cash distributions subsequent to the second quarter 2003 distribution. (See “Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly” for additional information.)

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly

Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2004 (pertaining to production during the nine months ended September 30, 2004). During this period, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $162,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of September 30, 2004 (pertaining to production through June 30, 2004), the Robinson’s Bend Field Cumulative Deficit was approximately $365,000. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

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

Uncertainty of Estimates of Reserves and Future Net Cash Flows

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the nine months ended September 30, 2004 and 2003.

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

Market prices are typically volatile as a result of uncertainties caused by world events. Demand for natural gas production has historically been seasonal in nature, and prices for gas fluctuate accordingly. Such price fluctuations will directly impact Trust distributions, estimated reserves attributable to the Trust and estimated future net revenues from Trust reserves.

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

Financial Condition of the Administrative Service Provider to the Trust

Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is a party to that certain Administrative Services Agreement whereby Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries provides certain administrative and related services to the Trust. See Item 13 — Administrative Services Agreement of the Form 10-K for the year ended December 31, 2003 (“Form 10-K”). TEMI, a subsidiary of Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries, is a party to the Purchase Contract. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is the maker of a Senior Subordinated Note payable — affiliate which was due on September 30, 2004. The Senior Subordinated Note payable — affiliate of $23.1 million is payable to Torchmark Corporation (“Torchmark”). As of November 15, 2004, the Senior Subordinated Note had not been satisfied in full. Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is currently in the discovery stage of litigation with Torchmark relating to amounts due to Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries from Torchmark and in a separate action with respect to the Senior Subordinated Note that may ultimately impact the final amount to be paid in the settlement of the Senior Subordinated Note. The resolution of the current disputes with Torchmark is uncertain at this time. See Note 2 to the Consolidated Financials Statements of Torch Energy Advisors Incorporated and its subsidiaries attached to the Form 10-K as Exhibit 99.1. The inability of Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries or TEMI to meet its obligations or to continue to be a going concern will have an adverse material effect on the Trust, its financial statements and operations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2004, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Trust’s trustee in making these determinations, has relied to the extent reasonable on information provided by Torch.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By: Wilmington Trust Company, not in its individual capacity but solely as Trustee for the Trust

By:	/s/ Bruce L. Bisson

Bruce L. Bisson
Vice President

Date: November 15, 2004

     (The Trust has no employees, directors or executive officers.)

Exhibit Index

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