Form 10-K
period 2004-12-31
TORCH ENERGY ROYALTY TRUST
filed 2005-04-15
CIK 912030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

The aggregate market values of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant at March 1, 2005 and June 30, 2004 were approximately $63.0 million and $50.5 million, respectively.

As of March 1, 2005, 8.6 million units of beneficial interest were outstanding.

Torch Energy Royalty Trust

Annual Report on Form 10-K
For the fiscal year ended December 31, 2004

Torch Energy Royalty Trust

PART I

Item 1. Business

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, estimated quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Important factors that could cause actual results to differ materially from Torch’s expectations (“Cautionary Statements”) are disclosed under “Risk Factors” elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined, based on a reserve report as of December 31 of the prior year, that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. The Trust has not terminated as none of the aforementioned events have occurred. (See “Termination of Trust” disclosure on page 8 for additional information.) Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity and has no employees.

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

The Purchase Contract also provides that TEMI pay a minimum price (“Minimum Price”) for gas production. The Minimum Price is adjusted annually for inflation and was $1.73, $1.71 and $1.71 per MMBtu for 2004, 2003 and 2002, respectively. When TEMI pays a purchase price based on the Minimum Price it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds the sharing price, which is adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. The Sharing Price was $2.13, $2.12 and $2.12 per MMBtu in 2004, 2003 and 2002, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Torch Energy Royalty Trust

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.292, $0.289 and $0.289 per MMBtu for 2004, 2003, and 2002, respectfully), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. (“Bahia”), an affiliate of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson’s Bend Field. TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 2004, 2003 and 2002, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2004, 2003 and 2002 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million, $1.3 million and $1.0 million for 2004, 2003 and 2002, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Net Profits Interests

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2004, 2003 and 2002 and is not expected to do so in the future.

The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill well net proceeds (“Infill Well Net Proceeds”) represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.

Availability of Reports

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

Uncertainty of Estimates of Reserves and Future Net Cash Flows

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2004, 2003 and 2002.

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

Torch Energy Royalty Trust

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

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly.

Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. Commencing July 1, 2003, the Trust ceased receiving payments with respect to the Robinson’s Bend Field. Since July 1, 2003, Robinson’s Bend Field costs and expenses (including interest) exceeded net revenues by approximately $446,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

Termination of the Trust

The Trust will terminate on March 1 of any year if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to the estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2004 was approximately $39.0 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $4.18 per Mcf. The computation of the $4.18 per Mcf Purchase Contract price was based on an unescalated Henry Hub spot price for natural gas on December 31, 2004 of $6.18 per MMBtu. The December 31, 2004 reserve value was greater than $25.0 million. Therefore, the Trust did not terminate on March 1, 2005. Based on oil and gas reserve estimates at December 31, 2004 prepared by independent reserve engineers, Torch projects that unless the Henry Hub spot price for natural gas on December 31, 2005 exceeds approximately $4.50 per MMBtu, the Trust will terminate on March 1, 2006. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the amounts that will be distributed to Unitholders following such a sale. Such distributions could be below the market price of the Units.

Financial Condition of Torch and its Subsidiaries

Torch is the administrative service provider to the Trust and a party to that certain Administrative Services Agreement whereby Torch provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement. TEMI, a subsidiary of Torch, is a party to the Purchase Contract. Torch was the maker of a Senior Subordinated Note payable-affiliate of $23.1 million which was due on September 30, 2004. The note was not repaid at maturity, and effective January 1, 2005, the Senior Subordinated Note payable was restructured into a $23.0 million promissory note due May 1, 2008. Accordingly, Torch classified $21.3 million of the note payable to long-term at December 31, 2004.

Torch Energy Royalty Trust

Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. The Consolidated Financial Statements of Torch are provided as an exhibit to the Annual Report on Form 10-K of the Trust while the Minimum Price commitment (which relates to the Purchase Contract between the Trust and Torch) is in full force and effect. The Audit Report containing the Consolidated Financial Statements has not been completed due to delay in completion of the annual audit of P2 Energy Solutions, Inc. (a joint venture and a significant equity investee of Torch accounted for under the equity method of accounting). This Annual Report on Form 10-K for the Trust will be amended to include Torch’s financial statements when the underlying annual report from P2ES becomes available. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

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

Robinson’s Bend Field. The Underlying Properties include an average 42.7% working interest (30.2% net revenue interest) in 394 wells in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. All of the wells in the Robinson’s Bend Field are operated by Everlast Energy LLC.

Cotton Valley Fields. The Underlying Properties include an average 31.5% working interest (24.5% net revenue interest) in 60 wells in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. All of the wells in the Cotton Valley Fields are operated by a subsidiary of Torch.

Austin Chalk Fields. The Underlying Properties include an average of 16.8% working interest (13.3% net revenue interest) in 79 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A subsidiary of Torch operates three wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

Oil and Gas Reserves

The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests attributable to the Chalkey Field, Cotton Valley Fields and Austin Chalk Fields was approximately $39.0 million as of December 31, 2004. Future cash flows attributable to the Robinson’s Bend Field’s Net Profits Interest were estimated to have no value to the Trust as of December 31, 2004. See Note 6 of the audited financial statements for additional information concerning the net proved reserves of the Net Profits Interests.

Torch Energy Royalty Trust

Well Count and Acreage Summary

The following table shows, as of December 31, 2004, the gross and net interest in oil and gas wells for the Underlying Properties:

	Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	4	.6	—	—
Robinson’s Bend Field	394	168.3	—	—
Cotton Valley Fields	60	22.6	—	—
Austin Chalk Fields	34	6.0	45	7.7

Total	492	197.50	45	7.7

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2004. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field	33,404	14,288
Cotton Valley Fields	4,411	2,608
Austin Chalk Fields	29,343	5,263

Total	69,310	22,507

Drilling Activity

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2004. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

All of the wells shown below represent Infill Wells drilled on the Underlying Properties. Such wells are operated by Samson Lone Star Limited Partnership (“Samson”). The Net Profits Interest entitle the Trust to 20% of Infill Well Net Proceeds which is defined as gross proceeds from the sale of production attributable to Infill Wells less all production, drilling and completion costs of such wells. Infill Well Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis.

	Development Wells
	Gross			Net
		Dry			Dry
	Productive	Holes	Total	Productive	Holes	Total
2004	0	0	0	0	0	0
2003	1	0	1	.2	0	.2
2002	5	0	5	.8	0	.8

There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2004.

Torch Energy Royalty Trust

Oil and Gas Sales Prices and Production Costs

The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during years ended December 31, 2004, 2003 and 2002 (derived from production during the twelve months ended September 30, 2004, 2003 and 2002, respectively).

	Chalkley, Cotton Valley
	And Austin Chalk Fields
	2004	2003	2002
Production:
Gas (MMcf)	2,496	2,835	3,121
Oil (Mbbl)	25	24	26

Weighted average lifting cost per Mcfe	$.77	$.53	$.45
Weighted average taxes on production per Mcfe	$.30	$.24	$.20
Weighted average sales price (b)
Gas ($/Mcf)	$3.72	$3.64	$2.41
Oil ($/Bbl)	$30.58	$24.00	$18.56

	Robinson’s Bend Field
	2004		2003		2002
Production:
Gas (MMcf)	1,927		2,014		2,105
Oil (Mbbl)	—		—		—

Weighted average lifting cost per Mcfe	$3.04	(a)	$2.75	(a)	$2.69	(a)
Weighted average taxes on production per Mcfe	$.27		$.25		$.10
Weighted average sales price (b)
Gas ($/Mcf)	$3.25		$3.12		$1.99
Oil ($/Bbl)	$—		$—		$—

(a)	Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures were deducted in calculating Net Proceeds in the Robinson’s Bend Field.

(b)	Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.

Item 3. Legal Proceedings

There are no pending legal proceedings, as of the date of this filing, to which the Trust is a party.

Item 4. Submission of Matters to a Vote of Unitholders

During the year ended December 31, 2004, no matter was submitted to the Unitholders for a vote.

Torch Energy Royalty Trust

PART II

Item 5. Market for Registrant’s Units and Related Unitholder Matters

The Units are listed and traded on the New York Stock Exchange under the symbol “TRU.” At March 1, 2005, there were 8,600,000 Units outstanding and approximately 427 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange (“NYSE”) and the amount of quarterly cash distributions per Unit made by the Trust:

			Cash
	High	Low	Distributions
Quarter ended March 31, 2003	$5.59	$3.89	$.31
Quarter ended June 30, 2003	$7.40	$4.64	$.28
Quarter ended September 30, 2003	$9.29	$7.00	$.20
Quarter ended December 31, 2003	$8.03	$5.62	$.14

Quarter ended March 31, 2004	$7.10	$5.68	$.15
Quarter ended June 30, 2004	$7.58	$5.16	$.17
Quarter ended September 30, 2004	$6.70	$5.70	$.19
Quarter ended December 31, 2004	$7.75	$6.23	$.16

On March 1, 2005, the high and low sales price per unit on the NYSE was $7.48 and $7.28, respectively.

Item 6. Selected Financial Data (In thousands, except per Unit amounts)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net profits income	$6,161	$8,969	$9,357	$16,843	$13,243
Distributable income	$5,657	$8,036	$8,616	$16,181	$12,674
Distributions declared	$5,728	$7,989	$8,652	$16,211	$12,668
Distributable income per Unit	$0.66	$0.93	$1.00	$1.88	$1.47
Distributions per Unit	$0.67	$0.93	$1.01	$1.89	$1.47
Total assets (at end of period)	$23,801	$26,458	$31,265	$36,696	$44,941

Distributable income of the Trust consists of the excess of net profits income plus interest income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Discussion of Years Ended December 31, 2004, 2003, and 2002

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2004, 2003 and 2002 are derived from actual oil and gas production from October 1, 2003 through September 30, 2004, October 1, 2002 through September 30, 2003 and October 1, 2001 through September 30, 2002, respectively. The following tables

Torch Energy Royalty Trust

set forth oil and gas sales attributable to the Underlying Properties during the three years ended December 31, 2004.

	Bbls of Oil
	2004	2003	2002
Chalkley Field	6,756	7,887	9,494
Robinson’s Bend Field	—	—	—
Cotton Valley Fields	2,077	3,532	3,413
Austin Chalk Fields	16,574	12,683	12,737

Total	25,407	24,102	25,644

	Mcf of Gas
	2004	2003	2002
Chalkley Field	1,514,308	1,750,133	2,045,016
Robinson’s Bend Field	1,926,899	2,013,653	2,104,869
Cotton Valley Fields	836,987	1,004,949	1,045,196
Austin Chalk Fields	144,270	79,514	30,745

Total	4,422,464	4,848,249	5,225,826

For the year ended December 31, 2004, net profits income was $6.2 million, as compared to $9.0 million and $9.4 million for the same periods in 2003 and 2002, respectively. The decrease in net profits income during 2004 as compared to 2003 is primarily due to the Trust receiving no payments with respect to the Robinson’s Bend Field during 2004 in addition to increased lease operating expenses and capital expenditures in 2004 as compared to 2003. The decrease in net profits income during 2003 as compared to 2002 is due to the Trust receiving no payments with respect to the Robinson’s Bend Field during the six months ended December 31, 2003, which was partially offset by higher average oil and gas prices paid to the Trust in 2003.

Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s Bend Net Proceeds. The Trust received approximately $1.3 million and $3.8 million in 2003 and 2002, respectively, for payments for distributions to Unitholders with respect to the Robinson’s Bend Field. The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during the six months ended December 31, 2003 and during the year ended December 31, 2004. The Trust will receive no payments for distributions to Unitholders with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of December 31, 2004, the Robinson’s Bend Field Cumulative Deficit was approximately $446,000. The Trust and Torch do not anticipate that there will be any Net Proceeds attributable to the Robinson’s Bend Field in the future.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 2,495,565 Mcf, 2,834,596 Mcf and 3,120,957 Mcf in 2004, 2003 and 2002, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,926,899 Mcf, 2,013,653 Mcf and 2,104,869 Mcf in 2004, 2003 and 2002, respectively. Gas production decreased during each of the years ended December 31, 2004 as a result of normal production declines. Oil production attributable to the Underlying Properties for the year ended December 31, 2004 was 25,407 Bbls as compared to 24,102 Bbls and 25,644 Bbls for the same periods in 2003 and 2002, respectively.

Torch Energy Royalty Trust

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the year ended December 31, 2004 was $3.68 per MMBtu as compared to $3.56 and $2.37 per MMBtu for the years ended December 31, 2003 and 2002, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2004, 2003 and 2002 was $30.58, $24.00 and $18.56 per Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 2004, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions during the three years ended December 31, 2004.

Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, adjusted annually for inflation ($2.13 per MMBtu for 2004 and $2.12 per MMBtu for 2003 and 2002), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Such price sharing arrangement reduced Net Proceeds during the years ended December 31, 2004, 2003, and 2002 by $6.8 million, $6.9 million and $1.6 million, respectively.

During the year ended December 31, 2004, the Trust was distributed approximately $443,000 of Infill Well Net Proceeds pertaining to sales during the six months ended June 30, 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson. The Trust did not receive any proceeds pertaining to such wells during the years ended December 31, 2003 and December 31, 2002 as the Infill Wells’ costs and expenses exceeded gross revenues prior to January 1, 2004.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the years ended December 31, 2004, 2003 and 2002 totaled $2.8 million, $2.1 million and $1.5 million, respectively. The increase in costs and expenses during 2004 of $2.8 million as compared to costs and expenses of $2.1 million for 2003 is mainly due to workovers performed in 2004 on certain wells in the Austin Chalk Fields. Higher insurance expense and increased lease operating expenses in the Chalkley Field during 2004 also contributed to the increase in costs and expenses in 2004. The increase in costs and expenses for 2003 of $2.1 million as compared to costs and expenses of $1.5 million for 2002 is mainly due to capital expenditures incurred in 2003 in connection with the re-drill of a well in the Austin Chalk Field.

With respect to the Robinsons Bend Field, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field prior to January 1, 2003. Lease operating expenses and capital expenditures of $6.0 million and $4.6 million were deducted in calculating Net Proceeds for the year ended December 31, 2004 and December 31, 2003, respectively. No lease operating expenses and capital expenditures were deducted in calculating Net Proceeds payable to the Trust from the Robinson’s Bend Field in 2002.

General and administrative expenses during the years ended December 31, 2004, 2003 and 2002 amounted to $0.9 million, $0.9 million and $0.7 million, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.

For the year ended December 31, 2004, distributable income was $5.7 million, or $0.66 per Unit, as compared to $8.0 million, or $0.93 per Unit, and $8.6 million, or $1.00 per Unit, for the same periods in 2003 and 2002, respectively. Total cash distributions of $5.7 million, or $0.67 per Unit, were made during the year ended December 31, 2004 as compared to $8.0 million, or $0.93 per Unit, and $8.7 million, or $1.01 per Unit, for the same periods in 2003 and 2002, respectively.

Torch Energy Royalty Trust

Net profits received by the Trust during the years ended December 31, 2004, 2003 and 2002, derived from production sold during the twelve months ended September 30, 2004, 2003 and 2002, respectively, was computed as shown in the following table (in thousands):

	Year Ended December 31,
	2004				2003				2002
	Chalkley,				Chalkley,				Chalkley,
	Cotton '				Cotton				Cotton
	Valley and				Valley and				Valley and
	Austin	Robinson’s			Austin	Robinson’s			Austin	Robinson’s
	Chalk	Bend			Chalk	Bend			Chalk	Bend
	Fields	Field		Total	Fields	Field		Total	Fields	Field		Total
Oil and gas revenues	$10,053	$6,268			$10,892	$6,283			$7,989	$4,182

Direct operating expenses:
Lease operating expenses (including property tax)	2,035	5,852	(a)		1,571	4,181	(a)		1,464	—	(a)
Severance tax	782	517			717	504			640	215

	2,817	6,369			2,288	4,685			2,104	215

Net proceeds before capital expenditures	7,236	(101)			8,604	1,598			5,885	3,967
Capital expenditures	751	136			513	441			3	—

Net proceeds	6,485	(237)			8,091	1,157			5,882	3,967
Net profits percentage	95%	—	(b)		95%	—	(b)		95%	95%

Net profits income	$6,161	$—		$6,161	$7,686	$1,283		$8,969	$5,588	$3,769		$9,357

(a)	Commencing with the second quarter 2003 distribution (pertaining to production during the quarter ended March 31, 2003), lease operating expenses and capital expenditures were deducted in calculating Net Proceeds from the Robinson’s Bend Field. Lease operating expenses and capital expenditures (in thousands) were $5,988, $5,969 and $5,573 during 2004, 2003 and 2002, respectively.

(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the six months ended December 31, 2003 and during the year ended December 31, 2004. During such periods, the Robinson’s Bend Field costs and expenses (including interest) exceeded revenues by approximately $446,000.

Termination of the Trust

The Trust will terminate on March 1 of any year if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2004 was approximately $39.0 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Henry Hub spot price for natural gas on December 31, 2004 of $6.18 per MMBtu. The December 31, 2004 reserve value was greater than $25.0 million. Therefore, the Trust did not terminate on March 1, 2005. Based on oil and gas reserve estimates at December 31, 2004 prepared by independent reserve engineers, Torch projects that unless the Henry Hub spot price for natural gas on December 31, 2005 exceeds approximately $4.50 per MMBtu, the Trust will terminate on March 1, 2006. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.73, $1.71 and $1.71 per MMBtu for 2004, 2003 and 2002, respectively. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.13, $2.12 and $2.12 per MMBtu in 2004, 2003 and 2002, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Torch Energy Royalty Trust

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:

We have audited the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 2.

\s\ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
April 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:

We have audited the accompanying statement of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2003 and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with the accounting principles described in Note 2.

\s\ Ernst & Young LLP
Houston, Texas
March 25, 2004

Torch Energy Royalty Trust

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	December 31,	December 31,
	2004	2003
ASSETS
Cash	$1	$1
Net profits interests in oil and gas properties (net of accumulated amortization of $156,800 and $154,143 at December 31, 2004 and 2003, respectively)	23,800	26,457

	$23,801	$26,458

LIABILITIES AND TRUST CORPUS
Trust expense payable	$245	$174
Trust corpus	23,556	26,284

	$23,801	$26,458

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust

STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

	Year Ended December 31,
	2004	2003	2002
Net profits income	$6,161	$8,969	$9,357
Infill Well Net Proceeds	443	—	—
Interest income	—	2	4

	6,604	8,971	9,361

General and administrative expenses	947	935	745

Distributable income	$5,657	$8,036	$8,616

Distributable income per Unit (8,600 Units)	$0.66	$0.93	$1.00

Distributions per Unit	$0.67	$0.93	$1.01

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust

STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Trust corpus, beginning of year	$26,284	$31,044	$36,511

Amortization of Net Profits Interests	(2,657)	(4,806)	(5,431)

Distributable income	5,657	8,035	8,616

Distributions to Unitholders	(5,728)	(7,989)	(8,652)

Trust Corpus, end of year	$23,556	$26,284	$31,044

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

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2004, 2003 and 2002 are derived from oil and gas production sold during the twelve-month periods ended September 30, 2004, 2003 and 2002, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No such impairment was recorded during the three years ended December 31, 2004.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

Notes to Financial Statements

4. Distributions and Income Computations

Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.

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

The Purchase Contract also provides that a minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis. As of December 31, 2004, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three years ended December 31, 2004.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2004, 2003 and 2002 were reduced by $6.8 million, $6.9 million and $1.6 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment. The Minimum Price in 2004, 2003 and 2002 was approximately $1.73, $1.71 and $1.71 per MMBtu for 2004, 2003 and 2002, respectively. The Sharing Price in 2004, 2003 and 2002 was approximately $2.13, $2.12 and $2.12 per MMBtu, respectively.

Torch Energy Royalty Trust

Notes to Financial Statements

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties for the years ended December 31, 2004, 2003 and 2002 were $17.7 million, $18.5 million and $13.2 million, respectively.

Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.292, $0.289 and $0.289 per MMBtu for 2004, 2003 and 2002, respectively, plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd. (“Bahia”), a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 2004, 2003 and 2002, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2004, 2003 and 2002, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million, $1.3 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $184,000, $176,000 and $178,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Commencing January 2003, the Robinson’s Bend Field is operated by a third party, Everlast Energy LLC.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based

Torch Energy Royalty Trust

Notes to Financial Statements

upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $391,000, $388,000 and $389,000 were paid by the Trust to Torch during the three years ended December 31, 2004, 2003 and 2002, respectively.

Torch is the administrative service provider to the Trust and a party to that certain Administrative Services Agreement whereby Torch provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement. TEMI, a subsidiary of Torch, is a party to the Purchase Contract. Torch was the maker of a Senior Subordinated Note payable-affiliate of $23.1 million which was due on September 30, 2004. The note was not repaid at maturity, and effective January 1, 2005, the Senior Subordinated Note payable was restructured into a $23.0 million promissory note due May 1, 2008. Accordingly, Torch classified $21.3 million of the note payable to long-term at December 31, 2004. Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. The Consolidated Financial Statements of Torch are provided as an exhibit to the Annual Report on Form 10-K of the Trust while the Minimum Price commitment (which relates to the Purchase Contract between the Trust and Torch) is in full force and effect. The Audit Report containing the Consolidated Financial Statements has not been completed due to delay in completion of the annual audit of P2 Energy Solutions, Inc. (a joint venture and a significant equity investee of Torch accounted for under the equity method of accounting). This Annual Report on Form 10-K for the Trust will be amended to include Torch’s financial statements when the underlying annual report from P2ES becomes available. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees charged by the Trustee were $56,000 in each of the years ended December 31, 2004, 2003 and 2002. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

6. Supplemental Oil and Gas Information (Unaudited)

Total proved oil and gas reserves attributable to the Net Profits Interests as of December 31, 2004 are primarily based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. Total proved oil and gas reserves attributable to the Net Profits Interests as of December 31, 2003 and 2002 are primarily based on reserve reports prepared by T.J. Smith & Company, Inc., Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P. (“Independent Reserve Engineers”). Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves.

Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2004, 2003 and 2002, based on reserve reports prepared by Independent Reserve

Torch Energy Royalty Trust

Notes to Financial Statements

Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

Year-end reserves at December 31, 2004 were 14.4 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2003 and 2002 reserves of 14.5 Bcfe and 18.1 Bcfe, respectively. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests are estimated utilizing the Purchase Contract Price for gas, after gathering fees ($4.18, $4.11 and $3.42 per MMBtu for 2004, 2003 and 2002). Such Purchase Contract prices were calculating utilizing the Henry Hub gas prices on the last day of the entity’s fiscal year ($6.18, $5.97 and $4.79 per MMBtu for 2004, 2003 and 2002, respectively).

Oil and gas reserves as of December 31, 2003 were restated to reflect Net Equivalent Volumes. The oil and gas reserves as of December 31, 2003 reflected in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (20.2 Bcfe) reflected an estimate of the total production anticipated from the Underlying Properties, net to the Trust’s net profits interest percentage. The reserve restatement had no effect on the Statement of Assets, Liabilities and Trust Corpus as of December 31, 2003, or the Statement of Distributable Income and Statement of Changes in Trust Corpus for the year ended December 31, 2003. Additionally, the restatement had no impact on the estimate of the future net cash flows as of Decemeber 31, 2003.

			2003
	2004		(Restated)		2002
	Oil	Gas	Oil	Gas	Oil	Gas
Description	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved reserves at beginning of year	67	14,079	90	17,592	67	16,074
Revisions	9	1,568	(9)	(1,661)	26	5,369
Extensions and discoveries	—	—	—	—	—	—
Production	(15)	(1,592)	(14)	(1,852)	(3)	(3,851)

Proved reserves at end of year	61	14,055	67	14,079	90	17,592

Proved developed reserves at beginning of year	61	12,022	90	17,592	67	16,074

Proved developed reserves at end of year	55	12,025	61	12,022	90	17,592

Torch Energy Royalty Trust

Notes to Financial Statements

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2004, 2003 and 2002 are presented in the following table:

	December 31,
	2004	2003	2002
Future cash inflows	$92,844	$83,202	$97,340
Future costs and expenses	(31,965)	(24,712)	(34,410)

Net future cash flows	60,879	58,490	62,930
Discount at 10% for timing of cash flows	(21,892)	(21,318)	(22,092)

Present value of future net cash flows for proved reserves	$38,987	$37,172	$40,838

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$37,172	$40,838	$27,580
Sales of oil and gas produced, net of production costs	(7,476)	(7,587)	(9,991)
Accretion to discount	3,717	4,084	2,758
Extensions and discoveries	—	—	—
Revision of prior-year estimates, change in prices and other	5,574	(163)	20,491

Balance at end of year	$38,987	$37,172	$40,838

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, “Disclosure about Oil and Gas Producing Activities.” The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

Torch is the administrative service provider to the Trust and a party to that certain Administrative Services Agreement whereby Torch provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement. TEMI, a subsidiary of Torch, is a party to the Purchase Contract. Torch was the maker of a Senior Subordinated Note payable-affiliate of $23.1 million which was due on September 30, 2004. The note was not repaid at maturity, and effective January 1, 2005, the Senior Subordinated Note payable was restructured into a $23.0 million promissory note due May 1, 2008. Accordingly, Torch classified $21.2 million of the note payable to long-term at December 31, 2004. Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. The Consolidated Financial Statements of Torch are provided as an exhibit to the Annual Report on Form 10-K of the Trust while the Minimum Price commitment (which relates to the Purchase Contract between the Trust and Torch) is in full force and effect. The Audit Report containing the Consolidated Financial Statements has not been completed due to delay in completion of the annual audit of P2 Energy Solutions, Inc. (a joint venture and a significant equity investee of Torch accounted for under the equity method of accounting). This Annual Report on Form 10-K for the Trust will be amended to include Torch’s financial statements when the underlying annual report from P2ES becomes available. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

Torch Energy Royalty Trust

Notes to Financial Statements

7. Quarterly Financial Data (Unaudited – in thousands, except per Unit amounts)

The following table sets forth, for the periods indicated, summarized quarterly financial data:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	Per Unit
Quarter ended March 31, 2004	$1,488	$1,304	$.15
Quarter ended June 30, 2004	1,687	1,445	.17
Quarter ended September 30, 2004	1,622	1,570	.18
Quarter ended December 31, 2004	1,364	1,338	.16

	$6,161	$5,657	$.66

Quarter ended March 31, 2003	$2,868	$2,665	$.31
Quarter ended June 30, 2003	2,610	2,282	.27
Quarter ended September 30, 2003	2,075	1,843	.21
Quarter ended December 31, 2003	1,416	1,246	.14

	$8,969	$8,036	$.93

Torch Energy Royalty Trust

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During August 2004, E&Y resigned as the Trust’s independent auditor based upon its annual review of its audit client portfolio. The Trust had no disagreements with Ernst & Young LLP (“E&Y”) concerning their audit or the application of accounting principles. On October 21, 2004, the Trust engaged UHY Mann Frankfort Stein & Lipp CPAs, LLP (“UHY”) as its principal independent registered public accountants.

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2004, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Torch.

There were no changes in the Trust’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financing reporting.

Item 9B. Other Information

None.

Torch Energy Royalty Trust

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

The Registrant has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the Trust does not have any such officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 2005, no person or group of persons was known by the Trust to be the beneficial owner of more than 5% of the Units. The Trust has no officers or directors. The Trust does not have an “Equity Compensation Plan”.

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

The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $391,000, $388,000 and $389,000 were paid by the Trust to Torch during the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing Arrangement

TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to TEMI under a Purchase Contract. Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that TEMI pay the Minimum Price for gas production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2004, TEMI had no outstanding Price Credits.

In addition, if the Index Price for gas exceeds the Sharing Price, TEMI is entitled to deduct the Price Differential in determining the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2004, 2003 and 2002 were reduced by $6.8 million, $6.9 million and $1.6 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment. The Minimum Price in 2004, 2003 and 2002 was approximately $1.73, $1.71 and $1.71 per MMBtu, respectively. The Sharing Price in 2004, 2003 and 2002 was approximately $2.13, $2.12 and $2.12 per MMBtu, respectively.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculation attributable to the Underlying Properties for the years ended December 31, 2004, 2003 and 2002 were $17.7 million, $18.5 million and $13.2 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.292, $0.289 and $0.289 per MMBtu for 2004, 2003 and 2002, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd., a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 68 of the 394 wells in the Robinson’s Bend Field.

Torch Energy Royalty Trust

TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 2004, 2003 and 2002, gas gathering, treating and transportation fees, deducted by TEMI from the Net Proceeds calculations attributable to production during the twelve months ended September 30, 2004, 2003 and 2002 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million, $1.3 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP (“E&Y”) and UHY. Any pre-approval of services performed by UHY and E&Y and related fees is granted by Torch and the Trustee. The outside auditors are appointed and engaged by Torch and the Trustee. Fees for services performed by E&Y and UHY for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit Fees	$117,041	$128,400
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$117,041	$128,400

Torch Energy Royalty Trust

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

     1. Financial Statements:

Torch Energy Royalty Trust
Reports of Independent Registered Public Accounting Firms
Statements of Assets, Liabilities and Trust Corpus at December 31, 2004 and 2003
Statements of Distributable Income for the Years Ended December 31, 2004, 2003 and 2002
Statements of Changes in Trust Corpus for the Years Ended December 31, 2004, 2003 and 2002
Notes to Financial Statements

     2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

     Exhibit

     Number Exhibit

4. Instruments Defining the Rights of Security Holders, Including Indentures.
4.1 -	Form of Torch Energy Royalty Trust Agreement.*
4.2 -	Form of Louisiana Trust Agreement.*
4.3 -	Specimen Trust Unit Certificate.*
4.4 -	Designation of Ancillary Trustee.*

10. Material Contracts.
10.1 -	Purchase Agreement between TRC, Velasco and TEMI.*
10.2 -	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*
10.3 -	Amendment to Gas Gathering Agreement.*
10.4 -	Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*
10.5 -	Form of Texas Conveyance.*
10.6 -	Form of Louisiana Conveyance.*
10.7 -	Form of Alabama Conveyance.*
10.8 -	Standby Performance Agreement between Torch and the Trust.*

Torch Energy Royalty Trust

10.9 -	Amendment to Water Gathering Contract.*
10.10-	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994).

23. Consents of Experts and Counsel.
23.1 -	Consent of T.J. Smith & Company, Inc.
23.2 -	Netherland, Sewell and Associates, Inc.
23.3 -	Consent of Ryder Scott Company, L.P.

31. Rule 13a-14(a)/15d-14(a) Certifications.
31.1 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. Section 1350 Certifications.
32.1 -	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	TORCH	ENERGY ROYALTY TRUST

	By:	Wilmington Trust Company,
not in its individual capacity but solely as Trustee for the Trust

	By:	/s/ Bruce L. Bisson

Bruce L. Bisson, Vice President
Date: April 15, 2005

     (The Trust has no employees, directors or executive officers.)

Index to Exhibits

4. Instruments Defining the Rights of Security Holders, Including Indentures.
	4.1 -	Form of Torch Energy Royalty Trust Agreement.*
	4.2 -	Form of Louisiana Trust Agreement.*
	4.3 -	Specimen Trust Unit Certificate.*
	4.4 -	Designation of Ancillary Trustee.*

10. Material Contracts.
	10.1 -	Purchase Agreement between TRC, Velasco and TEMI.*
	10.2 -	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*
	10.3 -	Amendment to Gas Gathering Agreement.*
	10.4 -	Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*
	10.5 -	Form of Texas Conveyance.*
	10.6 -	Form of Louisiana Conveyance.*
	10.7 -	Form of Alabama Conveyance.*
	10.8 -	Standby Performance Agreement between Torch and the Trust.*
	10.9 -	Amendment to Water Gathering Contract.*
	10.10-	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994).

23. Consents of Experts and Counsel.
	23.1 -	Consent of T.J. Smith & Company, Inc.
	23.2 -	Netherland, Sewell and Associates, Inc.
	23.3 -	Consent of Ryder Scott Company, L.P.

31. Rule 13a-14(a)/15d-14(a) Certifications.
	31.1 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32. Section 1350 Certifications.
	32.1 -	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.