Form 10-K/A
period 2004-12-31
TORCH ENERGY ROYALTY TRUST
filed 2005-04-22
CIK 912030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     This Amendment No. 1 to the annual report on Form 10-K/A of the Torch Energy Royalty Trust for the year ended December 31, 2004 has been filed to include as an exhibit the Torch Energy Advisors Incorporated and Subsidiaries Consolidated Financial Statements in connection with the Minimum Price commitment related to the Purchase Contract. Other than making conforming changes referencing the inclusion of the exhibit in Item 1. Business (Risk Factors — Financial Condition of Torch and its Subsidiaries), in the Notes to Financials and in the exhibit index, no other changes are made by this amendment. We have included the text of all other unmodified sections of the full prior filing in this amendment but no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. As a result of this amendment, the Trust is also filing as exhibits to this Amendment No. 1 to the Form 10-K the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Torch Energy Royalty Trust

Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. See the Consolidated Financial Statements of Torch attached hereto as Exhibit 99.1. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

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

Torch is the administrative service provider to the Trust and a party to that certain Administrative Services Agreement whereby Torch provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement. TEMI, a subsidiary of Torch, is a party to the Purchase Contract. Torch was the maker of a Senior Subordinated Note payable-affiliate of $23.1 million which was due on September 30, 2004. The note was not repaid at maturity, and effective January 1, 2005, the Senior Subordinated Note payable was restructured into a $23.0 million promissory note due May 1, 2008. Accordingly, Torch classified $21.3 million of the note payable to long-term at December 31, 2004. Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. See the Consolidated Financial Statements of Torch attached hereto as Exhibit 99.1. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

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

Torch is the administrative service provider to the Trust and a party to that certain Administrative Services Agreement whereby Torch provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement. TEMI, a subsidiary of Torch, is a party to the Purchase Contract. Torch was the maker of a Senior Subordinated Note payable-affiliate of $23.1 million which was due on September 30, 2004. The note was not repaid at maturity, and effective January 1, 2005, the Senior Subordinated Note payable was restructured into a $23.0 million promissory note due May 1, 2008. Accordingly, Torch classified $21.2 million of the note payable to long-term at December 31, 2004. Management of Torch believes that Torch has adequate financial resources to fund Torch’s cash requirements through December 31, 2005. See the Consolidated Financial Statements of Torch attached hereto as Exhibit 99.1. The ability of Torch or TEMI to meet its obligations and to continue to be a going concern is a significant factor to the Trust.

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
Date: April 21, 2005

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