Form 10-Q
period 2005-03-31
TORCH ENERGY ROYALTY TRUST
filed 2005-05-16
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number	1-12474

Torch Energy Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-6411424
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Rodney Square North
1100 North Market Street, Wilmington, Delaware	19890
(Address of Principal Executive Offices)	(Zip Code)

302/636-6016

Registrant’s telephone number, including area code

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

Yes ☐ No ☑

As of March 31, 2005, 8.6 million Units of beneficial interest were outstanding.

TORCH ENERGY ROYALTY TRUST

PART 1 — FINANCIAL INFORMATION

Item I. Financial Statements

Th document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth under “Risk Factors” and elsewhere in the Trust’s Annual Report on Form 10‑K/A for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.

Introduction

The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Trust’s latest annual report on Form 10‑K/A for the most recent fiscal year, cautionary statements contained in this report. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2005 and December 31, 2004, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $154,750 and $154,143 at March 31, 2005 and December 31, 2004, respectively)	23,193	23,800

	$23,194	$23,801

LIABILITIES AND TRUST CORPUS

Trust expense payable	$222	$245
Trust corpus	22,972	23,556

	$23,194	$23,801

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except Units and per Unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net profits income	$1,837	$1,488

Infill Well Net Proceeds	274	—

	2,111	1,488

General and administrative expenses	222	184

Distributable income	$1,889	$1,304

Distributable income per Unit (8,600,000 Units)	$.22	$.15

Distributions per Unit	$.22	$.15

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Trust corpus, beginning of period	$23,556	$26,284

Amortization of Net Profits Interests	(607)	(828)

Distributable income	1,889	1,304

Distributions to Unitholders	(1,866)	(1,316)

Trust corpus, end of period	$22,972	$25,444

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

The Underlying Properties constitute working interests in the Chalkley Field in Louisiana (“Chalkley Field”), the Robinson’s Bend Field in the Black Warrior Basin in Alabama (“Robinson’s Bend Field”), fields that produce from the Cotton Valley formations in Texas (“Cotton Valley Fields”) and fields that produce from the Austin Chalk formation in Texas (“Austin Chalk Fields”). The Underlying Properties represent interests in all productive formations from 100 feet below the deepest productive formation in each field to the surface when the Trust was formed. The Trust therefore has no interest in deeper production formations.

The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of March 31, 2005, the Trust has not terminated as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.

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

Notes to Financial Statements

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

In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes and operating and development costs. Since the fourth quarter of 1995, production from the Underlying Properties in the Robinson’s Bend Field has been less than the Volume Limitation. See Note 2 to the financial statements for an explanation of the Trust’s method of accounting.

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

Notes to Financial Statements

2. Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2005 and 2004 are derived from oil and gas production sold during the three-month periods ended December 31, 2004 and 2003, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the first quarter of 2005 and 2004.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

-	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.

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

Notes to Financial Statements

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

The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price

Notes to Financial Statements

Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2005 and 2004. As of March 31, 2005, TEMI had no accumulated Price Credits.

In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended March 31, 2005 and 2004 were reduced by $2.4 million and $1.3 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2004 and 2003 was $1.73 per MMBtu and $1.71 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2004 and 2003 was $2.13 per MMBtu and $2.12 per MMBtu, respectively.

Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended March 31, 2005 and 2004 were $5.0 and $4.0 million, respectively.

Gathering, Treating and Transportation Arrangements

The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.292 per MMBtu and $0.289 per MMBtu for 2004 and 2003 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended March 31, 2005 and 2004, such fees

Notes to Financial Statements

deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2004 and 2003, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.3 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Administrative Services Agreement

Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative service charges during the three months ended March 31, 2005 and 2004 were $104,000 and $98,000, respectively.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $46,000 and $44,000 during the three months ended March 31, 2005 and 2004, respectively.

Compensation of the Trustee and Transfer Agent

The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued. Total administrative and transfer agent fees during the three months ended March 31, 2005 and 2004 were $14,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2005 and 2004 is derived from actual oil and gas produced during the three months ended December 31, 2004 and 2003, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2005		2004
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,428	333,388	1,844	404,873
Robinson’s Bend Field	—	468,196	—	498,063
Cotton Valley Fields	314	184,137	548	216,755
Austin Chalk Fields	4,399	49,250	3,790	28,150

	6,141	1,034,971	6,182	1,147,841

For the three months ended March 31, 2005, net profits income was $1.8 million, up 20% from net profits income of $1.5 million for the same period in 2004. Such increase is mainly due to higher average oil and gas prices paid to the Trust during the quarter ended March 31, 2005 combined with Infill Well Net Proceeds received by the Trust during 2005.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 566,775 Mcf and 649,778 Mcf during the quarter ended December 31, 2004 and 2003, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 468,196 Mcf and 498,063 Mcf during the quarter ended December 31, 2004 and 2003, respectively. Gas production decreased during 2004 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended December 31, 2004 and December 31, 2003 was 6,141 Bbls and 6,182 Bbls, respectively.

The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three months ended March 31, 2005 was $4.27 per MMBtu as compared to $3.25 per MMBtu for the three months ended March 31, 2004. The average price used to calculate Net Proceeds for oil during the quarter ended March 31, 2005 was $41.40 per Bbl as compared to $25.46 per Bbl for the quarter ended March 31, 2004. When TEMI pays a purchase price for gas based on the Minimum Price ($1.73 per MMBtu and $1.71 per MMBtu for 2004 and 2003 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the

Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2005 and 2004. As of March 31, 2005, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2005 and 2004 by $2.4 million and $1.3 million, respectively.

During the quarter ended March 31, 2005, the Trust distributed approximately $274,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the quarter ended September 30, 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership. The Trust did not receive any proceeds pertaining to such wells during the quarter ended March 31, 2004.

Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarter ended March 31, 2005 and 2004 totaled $0.6 million for each period. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $2.1 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the quarters ended March 31, 2005 and 2004, respectively. Such increase is mainly due to capital expenditures incurred in 2005.

General and administrative expenses amounted to $0.2 million for each of the three-month periods ending March 31, 2005 and 2004. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.

The foregoing resulted in distributable income of $1.9 million, or $0.22 per Unit, for the three months ended March 31, 2005, as compared to $1.3 million, or $.15 per Unit, for the same period in 2004. Cash distributions of $1.9 million, or $0.22 per Unit, were made during the quarter ended March 31, 2005 as compared to $1.3 million, or $0.15 per Unit, for the same period in 2004.

Net profits income received by the Trust during the three month periods ended March 31, 2005 and 2004, derived from production sold during the three months ended December 31, 2004 and 2003, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,745	$1,834	$4,579	$2,302	$1,413	$3,715

Direct operating expenses:
Lease operating expenses and property tax	570	1,508	2,078	428	1,398	1,826
Severance tax	193	167	360	149	108	257

	763	1,675	2,438	577	1,506	2,083

Net proceeds before capital expenditures	1,982	159	2,141	1,725	(93)	1,632
Capital expenditures	48	607	655	159	57	216

Net proceeds	1,934	(448)	1,486	1,566	(150)	1,416
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,837	$—	$1,837	$1,488	$—	$1,488

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly

Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the three-month periods ended March 31, 2005 and 2004 (pertaining to production during the three-month periods ended December 31, 2004 and 2003). During the quarters ended March 31, 2005 and 2004, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $448,000 and $150,000, respectively. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of March 31, 2005 (pertaining to production through December 31, 2004), the Robinson’s Bend Field Cumulative Deficit was approximately $902,000. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.

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

Uncertainty of Estimates of Reserves and Future Net Cash Flows

Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three months ended March 31, 2005 and 2004.

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

Termination of the Trust

The Trust will terminate on March 1 of any year if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2004 was approximately $39.0 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $4.18 per Mcf. The computation of the $4.18 per Mcf Purchase Contract price was based on an unescalated Henry Hub spot price for natural gas on December 31, 2004 of $6.18 per MMBtu. The December 31, 2004 reserve value was greater than $25.0 million. Therefore, the Trust did not terminate on March 1, 2005. Based on oil and gas reserve estimates at December 31, 2004 prepared by independent reserve engineers, Torch projects that unless the Henry Hub spot price of natural gas on December 31, 2005 exceeds approximately $4.50 per MMBtu, the Trust will terminate March 1, 2006. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such as sale. Such distributions could be below the market price of the Units.

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

All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.73 per MMBtu and $1.71 per

MMBtu for 2004 and 2003 production, respectively. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.13 per MMBtu and $2.12 per MMBtu for 2004 and 2003 production, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

(a) Exhibits

4. Instruments of defining the rights of security holders, including indentures.

4.1	Form of Torch Energy Royalty Trust Agreement. *

4.2	Form of Louisiana Trust Agreement. *

4.3	Specimen Trust Unit Certificate. *

4.4	Designation of Ancillary Trustee. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By: Wilmington Trust Company, not in its individual capacity but solely as Trustee for the Trust

By:	/s/ Bruce L. Bisson
Bruce L. Bisson
Vice President

Date: May 16, 2005

     (The Trust has no employees, directors or executive officers.)

INDEX TO EXHIBITS

4.1	Form of Torch Energy Royalty Trust Agreement. *

4.2	Form of Louisiana Trust Agreement. *

4.3	Specimen Trust Unit Certificate. *

4.4	Designation of Ancillary Trustee. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Furnished herewith.