Form 10-Q
period 2005-06-30
TORCH ENERGY ROYALTY TRUST
filed 2005-08-12
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 1-12474
Torch Energy Royalty Trust
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-6411424 (I.R.S. Employer Identification Number)

Rodney Square North 1100 North Market Street, Wilmington, Delaware (Address of Principal Executive Offices)	19890 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST
PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K\A filed with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Trust’s annual report on Form 10-K\A for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2005 and December 31, 2004, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2005 and 2004 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $157,946 and $156,800 at June 30, 2005 and December 31, 2004, respectively)	22,654	23,800

	$22,655	$23,801

LIABILITIES AND TRUST CORPUS

Trust expense payable	$228	$245
Trust corpus	22,427	23,556

	$22,655	$23,801

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net profits income	$1,110	$1,687	$2,947	$3,175

Infill Well Net Proceeds	169	0	443	0

	1,279	1,687	3,390	3,175

General and administrative expenses	254	242	476	426

Distributable income	$1,025	$1,445	$2,914	$2,749

Distributable income per Unit (8,600 Units)	$.12	$.17	$.34	$.32

Distributions per Unit	$.12	$.17	$.34	$.33

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$22,972	$25,444	$23,556	$26,284

Amortization of Net Profits Interests	(538)	(816)	(1,145)	(1,644)

Distributable income	1,025	1,445	2,914	2,749

Distributions to Unitholders	(1,032)	(1,488)	(2,898)	(2,804)

Trust corpus, end of period	$22,427	$24,585	$22,427	$24,585

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of June 30, 2005, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
The Net Profits Interests also entitle the Trust to 20% of the Infill Well Net Proceeds (as defined herein) of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Well Net Proceeds represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: (i) property, production, severance and similar taxes; (ii) development costs; (iii) operating costs; and (iv) interest on the recovered portion, if any, of the foregoing costs computed at the publicly announced base rate of Citibank, N.A. in New York.
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

Notes to Financial Statements
generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2005 and 2004 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2005 and 2004, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2005 and 2004.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

-	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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

Notes to Financial Statements
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
The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When

Notes to Financial Statements
TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and six-month periods ended June 30, 2005 and 2004. As of June 30, 2005, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2005 and 2004 were reduced by $4.2 million and $3.1 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2005 and 2004 were $1.77 per MMBtu and $1.73 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2005 and 2004 was $2.18 per MMBtu and $2.13 per MMBtu, respectively.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended June 30, 2005 and 2004 were $4.2 million and $4.5 million, respectively. Such gross revenues for the six-month periods ended June 30, 2005 and 2004 were $9.2 million and $8.6 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.298 and $0.292 per MMBtu for 2005 and 2004 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in

Notes to Financial Statements
calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended June 30, 2005 and 2004, such fees deducted from the Net Proceeds calculations, attributable to production during the three-month periods ended March 31, 2005 and 2004, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2005 and 2004, such fees deducted from the Net Proceeds calculations, attributable to production during the six-month periods ended March 31, 2005 and 2004, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.8 million and $0.7 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2005 and 2004 were $100,000 and $98,000, respectively. During the six-month periods ended June 30, 2005 and 2004, such fees were $200,000 and $196,000 respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $46,000 and $44,000, respectively, for the three-month periods ended June 30, 2005 and 2004. During the six-month periods ended June 30, 2005 and 2004, such operator overhead fees were $91,000 and $88,000, respectively.

Notes to Financial Statements
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
Total administrative and transfer agent fees during the three-month periods ended June 30, 2005 and 2004 were $14,000 per period. Such fees during the six-month periods ended June 30, 2005 and 2004 were $28,000 per period. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2005 and 2004 is derived from actual oil and gas produced during the three months ended March 31, 2005 and 2004, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2005 and 2004 is derived from oil and gas produced during the six months ended March 31, 2005 and 2004, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2005		2004
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,279	287,474	1,760	384,435
Robinson’s Bend Field	—	442,503	—	477,896
Cotton Valley Fields	736	172,568	546	221,574
Austin Chalk Fields	3,515	43,168	4,547	30,297

	5,530	945,713	6,853	1,114,202

	Six Months Ended June 30,
	2005		2004
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	2,707	620,862	3,604	789,308
Robinson’s Bend Field	—	910,699	—	975,959
Cotton Valley Fields	1,050	356,705	1,094	438,329
Austin Chalk Fields	7,914	92,418	8,337	58,447

	11,671	1,980,684	13,035	2,262,043

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
For the three months ended June 30, 2005, net profits income was $1.1 million, down 35% from net profits income of $1.7 million for the same period in 2004. Such decrease is mainly attributable to normal production declines which were partially offset by higher oil and gas prices paid to the Trust during the quarter ended June 30, 2005.

Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 503,210 Mcf and 636,306 Mcf during the quarters ended March 31, 2005 and 2004, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 442,503 Mcf and 477,896 Mcf during the quarters ended March 31, 2005 and 2004, respectively. Gas production decreased during 2005 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended March 31, 2005 and March 31, 2004 was 5,530 Bbls and 6,853 Bbls, respectively.
During the three months ended June 30, 2005, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.07 per MMBtu as compared to $3.81 per MMBtu for the three months ended June 30, 2004. During the quarter ended June 30, 2005, the average price used to calculate Net Proceeds for oil was $43.80 as compared to $29.01 per Bbl for the quarter ended March 31, 2004. When TEMI pays a purchase price for gas based on the Minimum Price ($1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended June 30, 2005 and 2004. As of June 30, 2005, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during each of the three-month periods ended June 30, 2005 and 2004 by $1.8 million.
During the quarter ended June 30, 2005, the Trust distributed approximately $169,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the quarter ended December 31, 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership. The Trust did not receive any proceeds pertaining to such wells during the quarter ended June 30, 2004.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarters ended June 30, 2005 and 2004 totaled $1.0 million and $0.7 million, respectively. Such increase in costs and expenses during 2005 is mainly attributable to the installation of compressors in the Chalkley Field. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three-month periods ended June 30, 2005 and 2004, respectively.

General and administrative expenses amounted to $0.3 million and $0.2 million, respectively, for the three-month periods ending June 30, 2005 and 2004. These expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.
The foregoing resulted in distributable income of $1.0 million, or $.12 per Unit, for the three months ended June 30, 2005, as compared to $1.4 million, or $.17 per Unit, for the same period in 2004. Cash distributions of $1.0 million, or $0.12 per Unit, were made during the quarter ended June 30, 2005 as compared to $1.5 million, or $0.17 per Unit, for the same period in 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
For the six months ended June 30, 2005, net profits income was $2.9 million, down 9% from net profits income of $3.2 million for the same period in 2004. Such decrease is mainly attributable to a decrease in gas production as a result of normal production declines which were partially offset by higher oil and gas prices paid to the Trust during the six months ended June 30, 2005.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,069,985 Mcf and 1,286,084 Mcf during the six months ended March 31, 2005 and 2004, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 910,699 Mcf and 975,959 Mcf during the six months ended March 31, 2005 and 2004, respectively. Gas production decreased during 2005 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the six months ended March 31, 2005 and March 31, 2004 was 11,671 Bbls and 13,035 Bbls, respectively.
During the six months ended June 30, 2005, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.18 per MMBtu as compared to $3.52 per MMBtu for the six months ended June 30, 2004. During the six months ended June 30, 2005, the average price used to calculate Net Proceeds for oil was $42.53 as compared to $27.33 per Bbl for the six months ended June 30, 2004. When TEMI pays a purchase price for gas based on the Minimum Price ($1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month periods ended June 30, 2005 and 2004. As of June 30, 2005, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six months ended June 30, 2005 and 2004 by $4.2 million and $3.1 million, respectively.
During the six months ended June 30, 2005, the Trust distributed approximately $443,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the six months ended December 31, 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership. The Trust did not receive any proceeds pertaining to such wells during the quarter ended June 30, 2004.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the six months ended June 30, 2005 and 2004 totaled $1.6 million and $1.3 million, respectively. Such increase in costs and expenses during 2005 is mainly attributable to the installation of compressors in the Chalkley Field.
With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.8 million and $3.0 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the six-month periods ended June 30, 2005 and 2004, respectively. The increase in costs and expenses in 2005 is due to capital expenditures pertaining to certain gas well workovers performed by the operator of the Robinson’s Bend Field, Everlast Energy LLC.
General and administrative expenses amounted to $0.5 million and $0.4 million for the six-month periods ending June 30, 2005 and 2004, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.
The foregoing resulted in distributable income of $2.9 million, or $.34 per Unit, for the six months ended June 30, 2005, as compared to $2.7 million, or $.32 per Unit, for the same period in 2004. Cash distributions of $2.9 million, or $0.34 per Unit, were made during the six months ended June 30, 2005 as compared to $2.8 million, or $0.33 per Unit, for the same period in 2004.
Net profits income received by the Trust during the three and six month periods ended June 30, 2005 and 2004, derived from production sold during the three and six months ended March 31, 2005 and 2004, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Chalkley,
	Cotton			Chalkley,
	Valley and			Cotton Valley
	Austin Chalk	Robinson’s		and Austin	Robinson’s
	Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,289	$1,591	$3,880	$2,634	$1,587	$4,221

Direct operating expenses:
Lease operating expenses and property tax	541	1,480	2,021	469	1,453	1,922
Severance tax	170	136	306	160	134	294

	711	1,616	2,327	629	1,587	2,216

Net proceeds before capital Expenditures	1,578	(25)	1,553	2,005	0	2,005
Capital expenditures	410	169	579	229	62	291

Net proceeds	1,168	(194)	974	1,776	(62)	1,714
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,110	$—	$1,110	$1,687	$—	$1,687

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Chalkley,
	Cotton			Chalkley,
	Valley and			Cotton Valley
	Austin Chalk	Robinson’s		and Austin	Robinson’s
	Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$5,035	$3,425	$8,460	$4,937	$3,000	$7,937

Direct operating expenses:
Lease operating expenses and property tax	1,112	2,988	4,100	898	2,851	3,749
Severance tax	363	303	666	309	242	551

	1,475	3,291	4,766	1,207	3,093	4,300

Net proceeds before capital expenditures	3,560	134	3,694	3,730	(93)	3,637
Capital expenditures	458	776	1,234	388	119	507

Net proceeds	3,102	(642)	2,460	3,342	(212)	3,130
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$2,947	$—	$2,947	$3,175	$—	$3,175

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly
Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the six-month periods ended June 30, 2005 and June 30, 2004 (pertaining to production during the six-month periods ended March 31, 2005 and March 31, 2004). During the six-month periods ended June 30, 2005 and June 30, 2004, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $642,000 and $212,000, respectively. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of June 30, 2005 (pertaining to production through March 31, 2005), the Robinson’s Bend Field Cumulative Deficit was approximately $1.1 million. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.
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
Uncertainty of Estimates of Reserves and Future Net Cash Flows
Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2005 and 2004.
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
Financial Condition of the Administrative Service Provider to the Trust
Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries is a party to that certain Administrative Services Agreement whereby Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries provides certain administrative and related services to the Trust. See Item 13 – Administrative Services Agreement of the Form 10-K/A for the period ended December 31, 2004. TEMI, a subsidiary of Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries, is a party to the Purchase Contract. If Torch Energy Advisors Incorporated (the administrative service provider of the Trust) and its subsidiaries or TEMI were to become unable to meet their obligations to the Trust, such inability might have a material adverse effect on the operations of the Trust.

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
All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Item 4. Controls and Procedures
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 were effective as of the end of the period covered by this quarterly report on Form 10-Q. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Torch.
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
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Unitholders
     None.
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) Exhibits
4. Instruments of defining the rights of security holders, including indentures.
4.1	Form of Torch Energy Royalty Trust Agreement. *

4.2	Form of Louisiana Trust Agreement. *

4.3	Specimen Trust Unit Certificate. *

4.4	Designation of Ancillary Trustee. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By: Wilmington Trust Company, not in its
individual capacity but solely as Trustee
for the Trust

By:	/s/ Bruce L. Bisson

Bruce L. Bisson
Vice President
Date: August 12, 2005
     (The Trust has no employees, directors or executive officers.)

Index to Exhibit
4.1	Form of Torch Energy Royalty Trust Agreement. *

4.2	Form of Louisiana Trust Agreement. *

4.3	Specimen Trust Unit Certificate. *

4.4	Designation of Ancillary Trustee. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Furnished herewith.