Form 10-Q
period 2005-09-30
TORCH ENERGY ROYALTY TRUST
filed 2005-11-10
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of September 30, 2005, 8.6 million Units of Beneficial Interest were outstanding.

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
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto included in the Trust’s annual report on Form 10-K\A for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2005 and December 31, 2004, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2005 and 2004 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)
ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $158,495 and $156,800 at September 30, 2005 and December 31, 2004, respectively)	22,105	23,800

	$22,106	$23,801

LIABILITIES AND TRUST CORPUS

Trust expense payable	$212	$245
Trust corpus	21,894	23,556

	$22,106	$23,801

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net profits income	$1,482	$1,622	$4,429	$4,797

Infill Well Net Proceeds	22	219	465	219

	1,504	1,841	4,894	5,016

General and administrative expenses	214	271	690	697

Distributable income	$1,290	$1,570	$4,204	$4,319

Distributable income per Unit (8,600 Units)	$.15	$.18	$.49	$.50

Distributions per Unit	$.15	$.18	$.49	$.51

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Trust corpus, beginning of period	$22,427	$24,585	$23,556	$26,284

Amortization of Net Profits Interests	(550)	(792)	(1,695)	(2,436)

Distributable income	1,290	1,570	4,204	4,319

Distributions to Unitholders	(1,273)	(1,582)	(4,171)	(4,386)

Trust corpus, end of period	$21,894	$23,781	$21,894	$23,781

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of September 30, 2005, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2005 and 2004 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2005 and 2004, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and nine-month periods ended September 30, 2005 and 2004.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

-	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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
5. Related Party Transactions
Marketing Arrangements
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When

Notes to Financial Statements
TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and nine-month periods ended September 30, 2005 and 2004. As of September 30, 2005, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the nine months ended September 30, 2005 and 2004 were reduced by $6.2 million and $5.0 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2005 and 2004 were $1.77 per MMBtu and $1.73 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2005 and 2004 was $2.18 per MMBtu and $2.13 per MMBtu, respectively.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended September 30, 2005 and 2004 were $4.6 million per period. Such gross revenues for the nine-month periods ended September 30, 2005 and 2004 were $13.8 million and $13.2 million, respectively.
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
During the three months ended September 30, 2005 and 2004, such fees deducted from the Net Proceeds calculations, attributable to production during the three-month periods ended June 30, 2005 and 2004, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2005 and 2004, such fees deducted from the Net Proceeds calculations, attributable to production during the nine-month periods ended June 30, 2005 and 2004, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.1 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2005 and 2004 were $100,000 and $98,000, respectively. During the nine-month periods ended September 30, 2005 and 2004, such fees were $300,000 and $294,000 respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $48,000 and $47,000, respectively, for the three-month periods ended September 30, 2005 and 2004. During the nine-month periods ended September 30, 2005 and 2004, such operator overhead fees were $139,000 during each period.

Notes to Financial Statements
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee is compensated for its administrative services, out of the Trust assets in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. In accordance with provisions in the Trust Agreement, the Trustee may increase its compensation for its administrative services as a result of unusual or extraordinary services rendered by the Trustee. Effective July 1, 2005, due to the impact of the Sarbanes-Oxley Act on the Trust, the Trustee increased its compensation for administrative services to $80,000 per year. Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change for inflation each December, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees paid to the Trustee during the three-month periods ended September 30, 2005 and 2004 were $24,000 and $14,000, respectively. Such fees during the nine-month periods ended September 30, 2005 and 2004 were $52,000 and $42,000, respectively. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2005 and 2004 is derived from actual oil and gas produced during the three months ended June 30, 2005 and 2004, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2005 and 2004 is derived from oil and gas produced during the nine months ended June 30, 2005 and 2004, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2005		2004
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,250	310,705	1,627	375,092
Robinson’s Bend Field	—	455,962	—	475,728
Cotton Valley Fields	519	164,928	511	204,789
Austin Chalk Fields	3,784	37,511	3,518	43,427

Total	5,553	969,106	5,656	1,099,036

	Nine Months Ended September 30,
	2005		2004
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	3,957	931,567	5,231	1,164,400
Robinson’s Bend Field	—	1,366,661	—	1,451,687
Cotton Valley Fields	1,569	521,633	1,605	643,118
Austin Chalk Fields	11,698	129,929	11,855	101,874

Total	17,224	2,949,790	18,691	3,361,079

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
For the three months ended September 30, 2005, net profits income was $1.5 million, down 6% from net profits income of $1.6 million for the same period in 2004. Such decrease is mainly attributable to normal production declines which were partially offset by higher oil and gas prices paid to the Trust during the quarter ended September 30, 2005.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 513,144 Mcf and 623,308 Mcf during the quarters ended June 30, 2005 and 2004, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 455,962 Mcf and 475,728 Mcf during the quarters ended June 30, 2005 and 2004, respectively. Gas production decreased during 2005 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended June 30, 2005 and 2004 was 5,553 Bbls and 5,656 Bbls, respectively.
During the three months ended September 30, 2005, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.32 per MMBtu as compared to $3.89 per MMBtu for the three months ended September 30, 2004. During the quarter ended September 30, 2005, the average price used to calculate Net Proceeds for oil was $45.89 as compared to $31.72 per Bbl for the quarter ended September 30, 2004. When TEMI pays a purchase price for gas based on the Minimum Price ($1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended September 30, 2005 and 2004. As of September 30, 2005, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three-month periods ended September 30, 2005 and 2004 by $2.0 million and $1.9 million, respectively.
During the quarters ended September 30, 2005 and 2004, the Trust distributed approximately $22,000 and $219,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the quarters ended March 31, 2005 and 2004, respectively. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during each of the quarters ended September 30, 2005 and 2004 totaled $0.7 million. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million were deducted in calculating the Net

Proceeds payable to the Trust from the Robinson’s Bend Field for each of the three-month periods ended September 30, 2005 and 2004, respectively.
General and administrative expenses amounted to $0.2 million and $0.3 million, respectively, for the three-month periods ending September 30, 2005 and 2004. These expenses primarily relate to administrative services provided by Torch and the Trustee.
The foregoing resulted in distributable income of $1.3 million, or $.15 per Unit, for the three months ended September 30, 2005, as compared to $1.6 million, or $.18 per Unit, for the same period in 2004. Cash distributions of $1.3 million, or $0.15 per Unit, were made during the quarter ended September 30, 2005 as compared to $1.6 million, or $0.18 per Unit, for the same period in 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
For the nine months ended September 30, 2005, net profits income was $4.4 million, down 8% from net profits income of $4.8 million for the same period in 2004. Such decrease is mainly attributable to a decrease in gas production as a result of normal production declines which were partially offset by higher oil and gas prices paid to the Trust during the nine months ended September 30, 2005.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,583,129 Mcf and 1,909,392 Mcf during the nine months ended June 30, 2005 and 2004, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,366,661 Mcf and 1,451,687 Mcf during the nine months ended June 30, 2005 and 2004, respectively. Gas production decreased during 2005 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2005 and 2004 was 17,224 Bbls and 18,691 Bbls, respectively.
During the nine months ended September 30, 2005, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.22 per MMBtu as compared to $3.63 per MMBtu for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the average price used to calculate Net Proceeds for oil was $43.62 as compared to $28.66 per Bbl for the nine months ended September 30, 2004. When TEMI pays a purchase price for gas based on the Minimum Price ($1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-month periods ended September 30, 2005 and 2004. As of September 30, 2005, TEMI had no accumulated Price

Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine months ended September 30, 2005 and 2004 by $6.2 million and $5.0 million, respectively.
During the nine months ended September 30, 2005, the Trust distributed approximately $465,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the nine months ended March 31, 2005. During the nine months ended September 30, 2004, the Trust distributed approximately $219,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the three months ended March 31, 2004. Prior to January 1, 2004, the Trust received no payments with respect to the Infill Wells as a result of the Infill Well’s costs and expenses exceeding the Infill Well’s gross revenues during this period. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the nine months ended September 30, 2005 and 2004 totaled $2.3 million and $2.0 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $5.3 million and $4.4 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the nine-month periods ended September 30, 2005 and 2004, respectively. The increase in costs and expenses in 2005 is due to capital expenditures pertaining to certain gas well workovers performed by the operator of the Robinson’s Bend Field, Everlast Energy LLC.
General and administrative expenses amounted to $0.7 million for each period during the nine-month periods ending September 30, 2005 and 2004, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee.
The foregoing resulted in distributable income of $4.2 million, or $.49 per Unit, for the nine months ended September 30, 2005, as compared to $4.3 million, or $.50 per Unit, for the same period in 2004. Cash distributions of $4.2 million, or $0.49 per Unit, were made during the nine months ended September 30, 2005 as compared to $4.4 million, or $0.51 per Unit, for the same period in 2004.

Net profits income received by the Trust during the three and nine month periods ended September 30, 2005 and 2004, derived from production sold during the three and nine months ended June 30, 2005 and 2004, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,479	$1,746	$4,225	$2,609	$1,655	$4,264

Direct operating expenses:
Lease operating expenses and property tax	467	1,437	1,904	465	1,420	1,885
Severance tax	182	152	334	196	139	335

	649	1,589	2,238	661	1,559	2,220

Net proceeds before capital Expenditures	1,830	157	1,987	1,948	96	2,044
Capital expenditures	270	55	325	240	46	286

Net proceeds	1,560	102	1,662	1,708	50	1,758
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,482	$—	$1,482	$1,622	$—	$1,622

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$7,514	$5,171	$12,685	$7,545	$4,655	$12,200

Direct operating expenses:
Lease operating expenses and property tax	1,579	4,425	6,004	1,363	4,271	5,634
Severance tax	546	455	1,001	506	381	887

	2,125	4,880	7,005	1,869	4,652	6,521

Net proceeds before capital expenditures	5,389	291	5,680	5,676	3	5,679
Capital expenditures	727	831	1,558	627	165	792

Net proceeds	4,662	(540)	4,122	5,049	(162)	4,887
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$4,429	$—	$4,429	$4,797	$—	$4,797

Net Proceeds Attributable to the Robinson’s Bend Field Have Declined Significantly
Prior to December 31, 2002, lease operating expenses and capital expenditures were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the net profits interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during the nine-month periods ended September 30, 2005 and September 30, 2004 (pertaining to production during the nine-month periods ended June 30, 2005 and June 30, 2004). During the nine-month periods ended September 30, 2005 and September 30, 2004, Robinson’s Bend Field costs and expenses exceeded net revenues by approximately $540,000 and $162,000, respectively. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative Robinson’s Bend Field costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). As of September 30, 2005 (pertaining to production through June 30, 2005), the Robinson’s Bend Field Cumulative Deficit was approximately $1.0 million. Torch does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future.
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
Uncertainty of Estimates of Reserves and Future Net Cash Flows
Estimates of economically recoverable oil and gas reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves. The reserve data are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and nine-month periods ended September 30, 2005 and 2004.
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

Bruce L. Bisson
Vice President
Date: November 10, 2005
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