Form 10-Q
period 2006-03-31
TORCH ENERGY ROYALTY TRUST
filed 2006-05-11
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-2 of the Exchange Act) Yes ☐ No ☑
As of April 12, 2006, 8.6 million Units of beneficial interest were outstanding.

TORCH ENERGY ROYALTY TRUST
PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth under “Risk Factors” and elsewhere in the Trust’s Annual Report on Form 10-K for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2006 and December 31, 2005, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $159,360 and $158,926 at March 31, 2006 and December 31, 2005, respectively)	21,240	21,674

	$21,241	$21,675

LIABILITIES AND TRUST CORPUS

Trust expense payable	$250	$234
Trust corpus	20,991	21,441

	$21,241	$21,675

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except Units and per Unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net profits income	$3,216	$1,837

Infill Well Net Proceeds	113	274

	3,329	2,111

General and administrative expenses	245	222

Interest expense	81	—

	326	222

Distributable income	$3,003	$1,889

Distributable income per Unit (8,600,000 Units)	$.35	$.22

Distributions per Unit	$.35	$.22

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Trust corpus, beginning of period	$21,441	$23,556

Amortization of Net Profits Interests	(434)	(607)

Distributable income	3,003	1,889

Distributions to Unitholders	(3,019)	(1,866)

Trust corpus, end of period	$20,991	$22,972

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of March 31, 2006, the Trust has not terminated as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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

Notes to Financial Statements
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
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2006 and 2005 are derived from oil and gas production sold during the three-month periods ended December 31, 2005 and 2004, respectively. General and administrative expenses are recognized on an accrual basis.

Notes to Financial Statements
-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the first quarters of 2006 and 2005.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

-	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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

Notes to Financial Statements
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
The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2006 and 2005. As of March 31, 2006, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended March 31, 2006 and 2005 were reduced by $4.7 million and $2.4 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2005 and 2004 was $1.77 per MMBtu and $1.73 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2005 and 2004 was $2.18 per MMBtu and $2.13 per MMBtu, respectively.

Notes to Financial Statements
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended March 31, 2006 and 2005 were $7.4 million and $5.0 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.298 and $0.292 per MMBtu for 2005 and 2004 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended March 31, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2005 and 2004, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.6 million and $0.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative service charges during each of the three months ended March 31, 2006 and 2005 were $0.1 million.

Notes to Financial Statements
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $47,000 and $46,000 during the three months ended March 31, 2006 and 2005, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. In accordance with provisions in the Trust Agreement, the Trustee may increase its compensation for its administrative services as a result of unusual or extraordinary services rendered by the Trustee. During 2005, due to the impact of the Sarbanes-Oxley Act on the Trust, the Trustee increased it compensation for administrative services to $80,000 per year. The Trustee is also entitled to reimbursement for out-of-pocket expenses.
Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees during the three months ended March 31, 2006 and 2005 were $25,000 and $14,000, respectively. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2006 and 2005 is derived from actual oil and gas produced during the three months ended December 31, 2005 and 2004, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2006		2005
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,258	299,627	1,428	333,388
Robinson’s Bend Field	—	456,756	—	468,196
Cotton Valley Fields	268	166,152	314	184,137
Austin Chalk Fields	3,533	46,541	4,399	49,250

	5,059	969,076	6,141	1,034,971

For the three months ended March 31, 2006, net profits income was $3.2 million, up 78% from net profits income of $1.8 million for the same period in 2005. Such increase is mainly due to higher average oil and gas prices paid to the Trust during the quarter ended March 31, 2006.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 512,320 Mcf and 566,775 during the quarter ended December 31, 2005 and 2004, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 456,756 Mcf and 468,196 Mcf during the quarter ended December 31, 2005 and 2004, respectively. Gas production decreased during 2005 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended December 31, 2005 and December 31, 2004 was 5,059 Bbls and 6,141 Bbls, respectively.
The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three months ended March 31, 2006 was $7.12 per MMBtu as compared to $4.27 per MMBtu for the three months ended March 31, 2005. The average price used to calculate Net Proceeds for oil during the quarter ended March 31, 2006 was $52.59 per Bbl as compared to $41.40 per Bbl for the quarter ended March 31, 2005. When TEMI pays a purchase price for gas based on the Minimum Price ($1.77 per MMBtu and $1.73 per MMBtu for 2005 and 2004 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2006 and

2005. As of March 31, 2006, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.18 per MMBtu and $2.13 per MMBtu for 2005 and 2004 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2006 and 2005 by $4.7 million and $2.4 million, respectively.
During the quarter ended March 31, 2006, Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field exceeded the Robinson’s Bend Field Cumulative Deficit. Accordingly, distributions received by Unitholders during the quarter ended March 31, 2006 included approximately $425,000 of Net Proceeds from the Net Profits Interests in the Robinson’s Bend Field. During the quarter ended March 31, 2005, Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field was less than the Robinson’s Bend Field Cumulative Deficit, which resulted in no Net Proceeds attributable to the Robinson’s Bend Field for the quarter ended March 31, 2005.
During the quarters ended March 31, 2006 and 2005, the Trust distributed approximately $113,000 and $274,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the quarters ended September 30, 2006 and 2005, respectively. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarter ended March 31, 2006 and 2005 totaled $0.8 million and $0.6 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million and $2.1 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the quarters ended March 31, 2006 and 2005, respectively.
General and administrative expenses amounted to $0.2 million for each of the three-month periods ending March 31, 2006 and 2005. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.
The foregoing resulted in distributable income of $3.0 million, or $0.35 per Unit, for the three months ended March 31, 2006, as compared to $1.9 million, or $.22 per Unit, for the same period in 2005. Cash distributions of $3.0 million, or $0.35 per Unit, were made during the quarter ended March 31, 2006 as compared to $1.9 million, or $0.22 per Unit, for the same period in 2005.

Net profits income received by the Trust during the three month periods ended March 31, 2006 and 2005, derived from production sold during the three months ended December 31, 2005 and 2004, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$3,913	$2,937	$6,850	$2,745	$1,834	$4,579

Direct operating expenses:
Lease operating expenses and Property tax	497	1,470	1,967	570	1,508	2,078
Severance tax	250	310	560	193	167	360

	747	1,780	2,527	763	1,675	2,438

Net proceeds before capital expenditures	3,166	1,157	4,323	1,982	159	2,141
Capital expenditures	313	51	364	48	607	655

	2,853	1,106	3,959	1,934	(448)	1,486
Cumulative Deficit	—	(574)	(574)	—	—	—

Net proceeds	2,853	532	3,385	1,934	(448)	1,486

Net profits percentage	95%	95%	95%	95%	—	—

Net profits income	$2,710	$506	$3,216	$1,837	$—	$1,837

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes to our risk factors since our annual report on Form 10-K for the year ended December 31, 2005.
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

Date: May 11, 2006
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