Form 10-Q
period 2006-06-30
TORCH ENERGY ROYALTY TRUST
filed 2006-08-14
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
As of July 30, 2006, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST
PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K filed with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto included in the Trust’s annual report on Form 10-K for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2006 and December 31, 2005, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2006 and 2005 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $159,776 and $158,926 at June 30, 2006 and December 31, 2005, respectively)	20,824	21,674

	$20,825	$21,675

LIABILITIES AND TRUST CORPUS

Trust expense payable	$245	$234
Trust corpus	20,580	21,441

	$20,825	$21,675

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net profits income	$2,014	$1,110	$5,230	$2,947

Infill Well Net Proceeds	404	169	516	443

	2,418	1,279	5,746	3,390

General and administrative expenses	245	254	490	476

Interest expense	—	—	81	—

	245	254	571	476

Distributable income	$2,173	$1,025	$5,175	$2,914

Distributable income per Unit (8,600 Units)	$.25	$.12	$.60	$.34

Distributions per Unit	$.25	$.12	$.60	$.34

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$20,991	$22,972	$21,441	$23,556

Amortization of Net Profits Interests	(417)	(538)	(850)	(1,145)

Distributable income	2,173	1,025	5,175	2,914

Distributions to Unitholders	(2,167)	(1,032)	(5,186)	(2,898)

Trust corpus, end of period	$20,580	$22,427	$20,580	$22,427

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of June 30, 2006, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
—	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2006 and 2005 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2006 and 2005, respectively. General and administrative expenses are recognized on an accrual basis.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
—	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

—	Distributions to Unitholders are recorded when declared by the Trustee.

—	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2006 and 2005.

—	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

—	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
3. Federal Income Taxes
Tax counsel has advised the Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes. However, the opinion of tax counsel is not binding on the Internal Revenue Service. As a grantor trust, the Trust is not subject to Federal income tax.
Because the Trust is treated as a grantor trust for Federal income tax purposes and a Unitholder is treated as directly owning an interest in the Net Profits Interests, each Unitholder is taxed directly on such Unitholder’s pro rata share of income attributable to the Net Profits Interests consistent with the Unitholder’s method of accounting and without regard to the taxable year or accounting method employed by the Trust. Amounts payable with respect to the Net Profits Interest is paid to the Trust on the quarterly record date established for quarterly distributions in respect to each calendar quarter during the term of the Trust, and the income and deductions resulting from such payments were allocated to the Unitholders of record on such date.
4. Distributions and Income Computations
Distributions are determined for each quarter and are based on the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
5. Related Party Transactions
Marketing Arrangements
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and six-month periods ended June 30, 2006 and 2005. As of June 30, 2006, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2006 and 2005 were reduced by $7.5 million and $4.2 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Underlying Property production is adjusted annually for inflation and is $1.80 per MMBtu for 2006 production and was $1.77 per MMBtu for 2005 production. The Sharing Price for Underlying Property production is $2.22 per MMBtu for 2006 production and was $2.18 per MMBtu for 2005 production.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended June 30, 2006 and 2005 were $5.4 million and $4.2 million, respectively. Such gross revenues for the six-month periods ended June 30, 2006 and 2005 were $12.8 million and $9.2 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.303 and $0.298 per MMBtu for 2006 and 2005 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended June 30, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the three-month periods ended March 31, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the six-month periods ended March 31, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million and $0.8 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended June 30, 2006 and 2005 were $102,000 and $100,000, respectively. During the six-month periods ended June 30, 2006 and 2005, such fees were $204,000 and $200,000 respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $48,000 and $46,000, respectively, for the three-month periods ended June 30, 2006 and 2005. During the six-month periods ended June 30, 2006 and 2005, such operator overhead fees were $95,000 and $91,000, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee is compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. In accordance with the Trust Agreement, the Trustee may increase its compensation for its administrative services as a result of unusual or extraordinary services rendered by the Trustee. During 2005, due to the impact of the Sarbanes-Oxley Act on the Trust, the Trustee increased its compensation for administrative services to $80,000 per year.
Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change for inflation each December, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees during the three-month periods ended June 30, 2006 and 2005 were $24,000 and $14,000, respectively. Such fees during the six-month periods ended June 30, 2006 and 2005 were $48,000 and $28,000, respectively. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2006 and 2005 is derived from actual oil and gas produced during the three months ended March 31, 2006 and 2005, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2006 and 2005 is derived from oil and gas produced during the six months ended March 31, 2006 and 2005, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2006		2005
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,168	283,608	1,279	287,474
Robinson’s Bend Field	—	431,337	—	442,503
Cotton Valley Fields	509	159,559	736	172,568
Austin Chalk Fields	3,179	54,383	3,515	43,168

	4,856	928,887	5,530	945,713

	Six Months Ended June 30,
	2006		2005
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	2,426	583,235	2,707	620,862
Robinson’s Bend Field	—	888,093	—	910,699
Cotton Valley Fields	777	325,711	1,050	356,705
Austin Chalk Fields	6,712	100,924	7,914	92,418

	9,915	1,897,963	11,671	1,980,684

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
For the three months ended June 30, 2006, net profits income was $2.0 million, up 82% from net profits income of $1.1 million for the same period in 2005. Such increase is mainly attributable to higher oil and gas prices paid to the Trust during the quarter ended June 30, 2006.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 497,550 Mcf and 503,210 Mcf during the quarters ended March 31, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 431,337 Mcf and 442,503 Mcf during the quarters ended March 31, 2006 and 2005, respectively. Gas

TORCH ENERGY ROYALTY TRUST
production decreased during 2006 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended March 31, 2006 and March 31, 2005 was 4,856 Bbls and 5,530 Bbls, respectively.
During the three months ended June 30, 2006, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $5.34 per MMBtu as compared to $4.07 per MMBtu for the three months ended June 30, 2005. During the quarter ended June 30, 2006, the average price used to calculate Net Proceeds for oil was $56.62 as compared to $43.80 per Bbl for the quarter ended June 30, 2005. When TEMI pays a purchase price for gas based on the Minimum Price ($1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended June 30, 2006 and 2005. As of June 30, 2006, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three-month periods ended June 30, 2006 and 2005 by $2.8 million and $1.8 million, respectively.
During the quarter ended June 30, 2006, the Trust distributed approximately $122,000 of Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field. During the quarter ended June 30, 2005, the Trust received no payments with respect to the Robinson’s Bend Field, since costs and expenses exceeded gross revenues generated from the Robinson’s Bend Field.
During the quarters ended June 30, 2006 and 2005, the Trust distributed approximately $404,000 and $169,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the quarters ended December 31, 2005 and 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the quarters ended June 30, 2006 and 2005 totaled $0.7 million and $1.0 million, respectively. Such decrease in costs and expenses during 2006 was mainly attributable to the installation of compressors in the Chalkley Field during 2005. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million and $1.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three-month periods ended June 30, 2006 and 2005, respectively.
General and administrative expenses amounted to $0.2 million and $0.3 million, respectively, for the three-month periods ending June 30, 2006 and 2005. These expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.

TORCH ENERGY ROYALTY TRUST
The foregoing resulted in distributable income of $2.2 million, or $.25 per Unit, for the three months ended June 30, 2006, as compared to $1.0 million, or $.12 per Unit, for the same period in 2005. Cash distributions of $2.2 million, or $0.25 per Unit, were made during the quarter ended June 30, 2006 as compared to $1.0 million, or $0.12 per Unit, for the same period in 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
For the six months ended June 30, 2006, net profits income was $5.2 million, up 79% from net profits income of $2.9 million for the same period in 2005. Such increase is mainly attributable to higher oil and gas prices paid to the Trust during the six months ended June 30, 2006. Additionally, Net Proceeds generated from the net profits interests in the Robinson’s Bend Field during the six months ended June 30, 2006 favorably impacted distributions received by Unitholders during the six month period ending June 30, 2006.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,009,870 Mcf and 1,069,985 Mcf during the six months ended March 31, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 888,093 Mcf and 910,699 Mcf during the six months ended March 31, 2006 and 2005, respectively. Gas production decreased during 2006 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the six months ended March 31, 2006 and March 31, 2005 was 9,915 Bbls and 11,671 Bbls, respectively.
During the six months ended June 30, 2006, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $6.24 per MMBtu as compared to $4.18 per MMBtu for the six months ended June 30, 2005. During the six months ended June 30, 2006, the average price used to calculate Net Proceeds for oil was $54.56 as compared to $42.53 per Bbl for the six months ended June 30, 2005. When TEMI pays a purchase price for gas based on the Minimum Price ($1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the six-month periods ended June 30, 2006 and 2005. As of June 30, 2006, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six months ended June 30, 2006 and 2005 by $7.5 million and $4.2 million, respectively.
During the six months ended June 30, 2006, the Trust distributed approximately $547,000 (net of interest expense) of Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field. During the six months ended June 30, 2005, the Trust received no payments with respect to the Robinson’s Bend Field, since costs and expenses exceeded gross revenues generated from the Robinson’s Bend Field.

TORCH ENERGY ROYALTY TRUST
During the six months ended June 30, 2006 and 2005, the Trust distributed approximately $516,000 and $443,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the six months ended December 31, 2005 and 2004. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the six months ended June 30, 2006 and 2005 totaled $1.5 million and $1.6 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.2 million and $3.8 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the six-month periods ended June 30, 2006 and 2005, respectively. Costs and expenses of $3.2 million in 2006 were lower than costs and expenses of $3.8 million in 2005 as a result of capital expenditures pertaining to certain gas well workovers performed by the operator of the Robinson’s Bend Field during the six months ended June 30, 2005.
General and administrative expenses amounted to $0.5 million for the six-month periods ending June 30, 2006 and 2005, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.
The foregoing resulted in distributable income of $5.2 million, or $.60 per Unit, for the six months ended June 30, 2006, as compared to $2.9 million, or $.34 per Unit, for the same period in 2005. Cash distributions of $5.2 million, or $0.60 per Unit, were made during the six months ended June 30, 2006 as compared to $2.9 million, or $0.34 per Unit, for the same period in 2005.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three and six month periods ended June 30, 2006 and 2005, derived from production sold during the three and six months ended March 31, 2006 and 2005, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,922	$2,047	$4,969	$2,289	$1,591	$3,880

Direct operating expenses:
Lease operating expenses and property tax	612	1,544	2,156	541	1,480	2,021
Severance tax	220	200	420	170	136	306

	832	1,744	2,576	711	1,616	2,327

Net proceeds before capital expenditures	2,090	303	2,393	1,578	(25)	1,553
Capital expenditures	98	175	273	410	169	579

Net proceeds	1,992	128	2,120	1,168	(194)	974
Net profits percentage	95%	95%	95%	95%	—	—

Net profits income	$1,892	$122	$2,014	$1,110	$—	$1,110

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$6,835	$4,984	$11,819	$5,035	$3,425	$8,460

Direct operating expenses:
Lease operating expenses and property tax	1,110	3,014	4,124	1,112	2,988	4,100
Severance tax	470	509	979	363	303	666

	1,580	3,523	5,103	1,475	3,291	4,766

Net proceeds before capital expenditures	5,255	1,461	6,716	3,560	134	3,694
Capital expenditures	411	226	637	458	776	1,234

	4,844	1,235	6,079	3,102	(642)	2,460
Cumulative Deficit	—	(574)	(574)

Net proceeds	4,844	661	5,505	3,102	(642)	2,460
Net profits percentage	95%	95%	95%	95%	—	—

Net profits income	$4,602	$628	$5,230	$2,947	$—	$2,947

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
All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expires upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and is $1.80 per MMBtu for 2006 production and was $1.77 per MMBtu for 2005 production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price is $2.22 per MMBtu for 2006 production and was $2.18 per MMBtu for 2005 production. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

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

TORCH ENERGY ROYALTY TRUST
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     None.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Date: August 14, 2006
(The Trust has no employees, directors or executive officers.)

TORCH ENERGY ROYALTY TRUST
     Index to Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.