Form 10-Q
period 2006-09-30
TORCH ENERGY ROYALTY TRUST
filed 2006-11-13
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐       Accelerated filer ☐       Nonacclerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of September 30, 2006, 8.6 million Units of Beneficial Interest were outstanding.

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
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto included in the Trust’s annual report on Form 10-K for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2006 and December 31, 2005, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2006 and 2005 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $160,173 and $158,926 at September 30, 2006 and December 31, 2005, respectively)	20,427	21,674

	$20,428	$21,675

LIABILITIES AND TRUST CORPUS

Trust expense payable	$226	$234
Trust corpus	20,202	21,441

	$20,428	$21,675

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net profits income	$1,488	$1,482	$6,718	$4,429

Infill Well Net Proceeds	—	22	516	465

	1,488	1,504	7,234	4,894

General and administrative expenses	240	214	730	690

Interest expense	—	—	81	—

	240	214	811	690

Distributable income	$1,248	$1,290	$6,423	$4,204

Distributable income per Unit (8,600 Units)	$.15	$.15	$.75	$.49

Distributions per Unit	$.14	$.15	$.75	$.49

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Trust corpus, beginning of period	$20,580	$22,427	$21,441	$23,556

Amortization of Net Profits Interests	(396)	(550)	(1,246)	(1,695)

Distributable income	1,248	1,290	6,423	4,204

Distributions to Unitholders	(1,230)	(1,273)	(6,416)	(4,171)

Trust corpus, end of period	$20,202	$21,894	$20,202	$21,894

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
1. Trust Organization and Nature of Operations
The Trust was formed effective October 1, 1993 under the Delaware Statutory Trust Act (formerly known as the Delaware Business Trust Act) pursuant to a trust agreement (“Trust Agreement”) among Trustee, Torch Royalty Company (“TRC”), Velasco Gas Company, Ltd. (“Velasco”), and Torch as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”), which burden certain oil and gas properties (“Underlying Properties”), and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such units were sold to the public through various underwriters in 1993. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.
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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of September 30, 2006, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
¯	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2006 and 2005 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2006 and 2005, respectively. General and administrative expenses are recognized on an accrual basis.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
¯	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

¯	Distributions to Unitholders are recorded when declared by the Trustee.

¯	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and nine-month periods ended September 30, 2006 and 2005.

¯	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

¯	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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
5. Related Party Transactions
Marketing Arrangements
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Under the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production. The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended September 30, 2006 and 2005 were reduced by $1.8 million and $2.0 million, respectively. During the nine months ended September 30, 2006 and 2005, the Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties by $9.3 million and $6.2 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production is adjusted annually for inflation and is $1.80 per MMBtu for 2006 production and was $1.77 per MMBtu for 2005 production. The Sharing Price for Underlying Property production is $2.22 per MMBtu for 2006 production and was $2.18 per MMBtu for 2005 production.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended September 30, 2006 and 2005 were $4.2 million and $4.6 million, respectively. Such gross revenues for the nine-month periods ended September 30, 2006 and 2005 were $17.1 million and $13.8 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.303 and $0.298 per MMBtu for 2006 and 2005 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended September 30, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the three-month periods ended June 30, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million and $0.4 million, respectively. During the nine months ended September 30, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the nine-month periods ended June 30, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million and $1.1 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three-month periods ended September 30, 2006 and 2005 were $102,000 and $100,000, respectively. During the nine-month periods ended September 30, 2006 and 2005, such fees were $305,000 and $300,000, respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $48,000 for each of the three-month periods ended September 30, 2006 and 2005. During the nine-month periods ended September 30, 2006 and 2005, such operator overhead fees were $145,000 and $139,000, respectively.
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
Total administrative and transfer agent fees during the three-month periods ended September 30, 2006 and 2005 were $24,000 per period. Such fees during the nine-month periods ended September 30, 2006 and 2005 were $71,000 and $52,000, respectively. The Trustee is also entitled to reimbursement for out-of-pocket expenses.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Net profits income received by the Trust during the three and nine month periods ended September 30, 2006 and 2005, derived from production sold during the three and nine months ended June 30, 2006 and 2005, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,227	$1,636	$3,863	$2,479	$1,746	$4,225

Direct operating expenses:
Lease operating expenses and property tax	480	1,551	2,031	467	1,437	1,904
Severance tax	172	138	310	182	152	334

	652	1,689	2,341	649	1,589	2,238

Net proceeds before capital expenditures	1,575	(53)	1,522	1,830	157	1,987
Capital expenditures	9	137	146	270	55	325

Net proceeds	1,566	(190)	1,376	1,560	102	1,662
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,488	$—	$1,488	$1,482	$—	$1,482

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$9,062	$6,620	$15,682	$7,514	$5,171	$12,685

Direct operating expenses:
Lease operating expenses and property tax	1,590	4,566	6,156	1,579	4,425	6,004
Severance tax	642	647	1,289	546	455	1,001

	2,232	5,213	7,445	2,125	4,880	7,005

Net proceeds before capital Expenditures	6,830	1,407	8,237	5,389	291	5,680
Capital expenditures	420	363	783	727	831	1,558

	6,410	1,044	7,454	4,662	(540)	4,122
Cumulative Deficit	—	(574)	(574)	—	—	—

Net proceeds	6,410	470	6,880	4,662	(540)	4,122
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$6,090	$628	$6,718	$4,429	$—	$4,429

TORCH ENERGY ROYALTY TRUST
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2006 and 2005 is derived from actual oil and gas produced during the three months ended June 30, 2006 and 2005, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2006 and 2005 is derived from oil and gas produced during the nine months ended June 30, 2006 and 2005, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2006		2005
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,024	270,463	1,250	310,705
Robinson’s Bend Field	—	428,437	—	455,962
Cotton Valley Fields	393	147,007	519	164,928
Austin Chalk Fields	2,528	43,156	3,784	37,511

	3,945	889,063	5,553	969,106

	Nine Months Ended September 30,
	2006		2005
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	3,450	853,698	3,957	931,567
Robinson’s Bend Field	—	1,316,530	—	1,366,661
Cotton Valley Fields	1,170	472,718	1,569	521,633
Austin Chalk Fields	9,240	144,080	11,698	129,929

	13,860	2,787,026	17,224	2,949,790

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
For the three months ended September 30, 2006 and September 30, 2005, net profits income was $1.5 million per period.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 460,626 Mcf and 513,144 Mcf during the three months ended June 30, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 428,437 Mcf and 455,962 Mcf during the three months ended June 30, 2006 and 2005, respectively. Gas production decreased during 2006 as a result of normal production declines. Oil production attributable to the Underlying Properties for the three months ended June 30, 2006 and 2005 was 3,945 Bbls and 5,553 Bbls, respectively.

TORCH ENERGY ROYALTY TRUST
During the three months ended September 30, 2006, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.31 per MMBtu as compared to $4.32 per MMBtu for the three months ended September 30, 2005. During the three months ended September 30, 2006, the average price used to calculate Net Proceeds for oil was $63.95 as compared to $45.89 per Bbl for the three months ended September 30, 2005. When TEMI pays a purchase price for gas based on the Minimum Price ($1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended September 30, 2006 and 2005. As of September 30, 2006, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended September 30, 2006 and 2005 by $1.8 million and $2.0 million, respectively.
During the three months ended September 30, 2006 and September 30, 2005, the Trust received no payments with respect to the Robinson’s Bend Field, since costs and expenses exceeded gross revenues generated from the Robinson’s Bend Field during each period. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (Robinson’s Bend Cumulative Deficit”). As of September 30, 2006 (pertaining to production through June 30, 2006), the Robinson’s Bend Cumulative Deficit was approximately $190,000.
During the three months ended September 30, 2005, the Trust distributed approximately $22,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the quarter ended March 31, 2005. During the three months ended September 30, 2006, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the three months ended September 30, 2006 and 2005 totaled $0.5 million and $0.7 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three months ended September 30, 2006 and 2005, respectively.
General and administrative expenses amounted to $0.2 million for each of the three months ended September 30, 2006 and 2005. These expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.
The foregoing resulted in distributable income of $1.2 million, or $0.15 per Unit, for the three months ended September 30, 2006, as compared to $1.3 million, or $0.15 per Unit, for the same period in 2005.

TORCH ENERGY ROYALTY TRUST
Cash distributions of $1.2 million, or $0.14 per Unit, were made during the three months ended September 30, 2006 as compared to $1.3 million, or $0.15 per Unit, for the same period in 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
For the nine months ended September 30, 2006, net profits income was $6.7 million, up 52% from net profits income of $4.4 million for the same period in 2005. Such increase is mainly attributable to higher oil and gas prices paid to the Trust during the nine months ended September 30, 2006. Additionally, distributions received by Unitholders during the nine months ended September 30, 2006 were favorably impacted by Net Proceeds received by the Trust in 2006 pertaining to the net profits interests in the Robinson’s Bend Field.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,470,496 Mcf and 1,583,129 Mcf during the nine months ended June 30, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,316,530 Mcf and 1,366,661 Mcf during the nine months ended June 30, 2006 and 2005, respectively. Gas production decreased during 2006 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2006 and June 30, 2005 was 13,860 Bbls and 17,224 Bbls, respectively.
During the nine months ended September 30, 2006, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $5.63 per MMBtu as compared to $4.22 per MMBtu for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the average price used to calculate Net Proceeds for oil was $57.24 as compared to $43.62 per Bbl for the nine months ended September 30, 2005. When TEMI pays a purchase price for gas based on the Minimum Price ($1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine months ended September 30, 2006 and 2005 by $9.3 million and $6.2 million, respectively.
During the nine months ended September 30, 2005, the Trust received no payments with respect to the Robinson’s Bend Field, since costs and expenses exceeded gross revenues generated from the Robinson’s Bend Field. During the six months ended June 30, 2006, the Trust distributed approximately $547,000 (net of interest expense) of Net Proceeds generated from the Net Profits Interests in the Robinson’s Bend Field pertaining to gas sales during the six months ended March 31, 2006. The Trust received no Net Proceeds from the Net Profits Interests in the Robinson’s Bend Field during the three months ended September 30, 2006 (pertaining to production during the three months ended June 30,

TORCH ENERGY ROYALTY TRUST
2006) since costs and expenses exceeded gross revenues by approximately $190,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (Robinson’s Bend Cumulative Deficit”). As of September 30, 2006 (pertaining to production through June 30, 2006), the Robinson’s Bend Cumulative Deficit was approximately $190,000. During the nine months ended September 30, 2006 and 2005, the Trust distributed approximately $516,000 and $465,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the nine months ended March 31, 2006 and 2005. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the nine months ended September 30, 2006 and 2005 totaled $2.0 million and $2.3 million, respectively. Costs and expenses in 2005 were greater than costs and expenses in 2006 as a result of certain workovers costs deducted from Net Proceeds pertaining to the Austin Chalk Fields during the nine months ended September 30, 2005. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $4.9 million and $5.3 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the nine months ended September 30, 2006 and 2005, respectively. Costs and expenses of $4.9 million in 2006 were lower than costs and expenses of $5.3 million in 2005 as a result of capital expenditures pertaining to certain gas well workovers performed by the operator of the Robinson’s Bend Field during the nine months ended June 30, 2005.
General and administrative expenses amounted to $0.7 million for each of the nine months period ended September 30, 2006 and 2005, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.
The foregoing resulted in distributable income of $6.4 million, or $0.75 per Unit, for the nine months ended September 30, 2006, as compared to $4.2 million, or $0.49 per Unit, for the same period in 2005. Cash distributions of $6.4 million, or $0.75 per Unit, were made during the nine months ended September 30, 2006 as compared to $4.2 million, or $0.49 per Unit, for the same period in 2005.

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

TORCH ENERGY ROYALTY TRUST
Item 4. Controls and Procedures
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 were effective as of the end of the period covered by this quarterly report on Form 10-Q. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Torch and others.
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
Bruce L. Bisson
Vice President

Date: November 13, 2006
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