Form 10-Q
period 2007-03-31
TORCH ENERGY ROYALTY TRUST
filed 2007-05-15
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Nonaccelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-2 of the Exchange Act) Yes ☐    No ☑
As of May 1, 2007, 8.6 million Units of beneficial interest were outstanding.

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
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2007 and December 31, 2006, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $162,705 and $162,215 at March 31, 2007 and December 31, 2006, respectively)	17,895	18,385

	$17,896	$18,386

LIABILITIES AND TRUST CORPUS

Trust expense payable	$248	$222
Trust corpus	17,648	18,164

	$17,896	$18,386

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except Units and per Unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net profits income	$1,082	$3,216

Infill Well Net Proceeds	—	113

	1,082	3,329

General and administrative expenses	257	245

Interest expense	—	81

	257	326

Distributable income	$825	$3,003

Distributable income per Unit (8,600,000 Units)	$.10	$.35

Distributions per Unit	$.10	$.35

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Trust corpus, beginning of period	$18,164	$21,441

Amortization of Net Profits Interests	(490)	(434)

Distributable income	825	3,003

Distributions to Unitholders	(851)	(3,019)

Trust corpus, end of period	$17,648	$20,991

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
1. Trust Organization and Nature of Operations
The Trust was formed effective October 1, 1993 under the Delaware Statutory Trust Act pursuant to a trust agreement (“Trust Agreement”) among Trustee, Torch Royalty Company (“TRC”), Velasco Gas Company, Ltd. (“Velasco”), and Torch as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”), which burden certain oil and gas properties (“Underlying Properties”), and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to unitholders (“Unitholders”). The Trust does not conduct any business activity. Pursuant to an administrative services agreement with the Trust, Torch provides accounting, bookkeeping, informational and other services related to the Net Profits Interests.
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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. The pre-tax future net cash flows, discounted at 10%, attributable to the estimated net proved reserves of the Net Profits Interests as of December 31, 2006, was approximately $26.4 million. Therefore, the Trust did not terminate on March 1, 2007. Upon termination of the Trust, the Trustee is required to sell the Net Profits Interests and the proceeds therefrom (after expenses) will be distributed to the Unitholders. No assurance can be given that the Trustee will be able to sell the Net Profits Interests, or the amounts that will be distributed to the Unitholders following such sale. Such distributions could be below the market price of the Units.

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
The Trust’s website address is www.torchroyalty.com. The Trust provides access through this website to its annual report on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after these reports are filed or furnished electronically with the Securities and Exchange Commission. Information contained on the Trust’s website or any other websites, referenced herein, is not incorporated by reference into this report and does not constitute a part of this report.

Notes to Financial Statements
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

—	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2007 and 2006 are derived from oil and gas production sold during the three-month periods ended December 31, 2006 and 2005, respectively. General and administrative expenses are recognized on an accrual basis.

—	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

—	Distributions to Unitholders are recorded when declared by the Trustee.

—	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the first quarters of 2007 and 2006.

—	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

—	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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

Notes to Financial Statements
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
The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the quarters ended March 31, 2007 and 2006. As of March 31, 2007, TEMI had no accumulated Price Credits.

Notes to Financial Statements
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended March 31, 2007 and 2006 were reduced by $1.7 million and $4.7 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production during 2006 and 2005 was $1.80 per MMBtu and $1.77 per MMBtu, respectively. The Sharing Price for Underlying Property production during 2006 and 2005 was $2.22 per MMBtu and $2.18 per MMBtu, respectively.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the quarters ended March 31, 2007 and 2006 were $4.2 million and $7.4 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.303 and $0.298 per MMBtu for 2006 and 2005 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended March 31, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Notes to Financial Statements
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative service charges during each of the three months ended March 31, 2007 and 2006 were $0.1 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk fields totaled $47,000 for each of the three-month periods ended March 31, 2007 and 2006.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. The Trustee is also entitled to reimbursement for out-of-pocket expenses.
Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees for each of the three months ended March 31, 2007 and 2006 were $25,000. The Trustee is also entitled to reimbursement for out-of-pocket expenses.
6. Subsequent Event
On May 10, 2007, Trust Venture Company, LLC (“Trust Venture”) announced that it has commenced a tender offer for any and all of the outstanding Units of the Trust at a price of $8.00 per Unit, net to the seller in cash, without interest. The tender offer will expire at 12:00 midnight, New York City time, on Thursday, June 7, 2007, unless extended.

Notes to Financial Statements
The offer is conditioned upon, among other things, there having been validly tendered and not properly withdrawn prior to the expiration of the offer at least the number of Units, that, together with the Units owned by Trust Venture, would constitute at least 66 2/3% of the outstanding Units as of the date the Units are accepted for payment by Trust Venture pursuant to the offer.
The members of Trust Venture are Trust Acquisition Company, LLC, a Delaware limited liability company, and Douglas L. Holbrook. Trust Venture currently owns 315,600 Units, representing 3.7% of the 8,600,000 Units currently outstanding. The Trustee is currently reviewing the tender offer materials and will respond for the Trust in accordance with the requirements under the Securities and Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2007 and 2006 is derived from actual oil and gas produced during the three months ended December 31, 2006 and 2005, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2007		2006
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,028	259,886	1,258	299,627
Robinson’s Bend Field	—	435,075	—	456,756
Cotton Valley Fields	202	163,658	268	166,152
Austin Chalk Fields	3,889	51,704	3,533	46,541

	5,119	910,323	5,059	969,076

For the three months ended March 31, 2007, net profits income was $1.1 million, down 66% from net profits income of $3.2 million for the same period in 2006. Such decrease is mainly due to lower average oil and gas prices paid to the Trust during the three months ended March 31, 2007. A decline in the Net Proceeds generated from the Robinson’s Bend Field during the three months ended March 31, 2007 also contributed to the decline in net profits income. Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 475,248 Mcf and 512,320 during the quarter ended December 31, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 435,075 Mcf and 456,756 Mcf during the quarter ended December 31, 2006 and 2005, respectively. Gas production decreased during 2006 as a result of normal production declines. Oil production attributable to the Underlying Properties for the quarters ended December 31, 2006 and December 31, 2005 was 5,119 Bbls and 5,059 Bbls, respectively.
The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the three months ended March 31, 2007 was $4.18 per MMBtu as compared to $7.12 per MMBtu for the three months ended March 31, 2006. The average price used to calculate Net Proceeds for oil during the three months ended March 31, 2007 was $52.16 per Bbl as compared to $52.59 per Bbl for the three months ended March 31, 2006. When TEMI pays a purchase price for gas based on the Minimum Price ($1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during each of the three month periods ended March 31, 2007 and 2006. As of March 31, 2007, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three months ended March 31, 2007 and 2006 by $1.7 million and $4.7 million, respectively.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to the three months ended December 31, 2006 production, costs and expenses exceeded revenues by approximately $50,000. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Cumulative Deficit”). The Robinson’s Bend Cumulative Deficit as of March 31, 2007 is approximately $50,000. During the quarter ended March 31, 2006, distributions received by Unitholders included approximately $425,000 of Net Proceeds from the Net Profits Interests in the Robinson’s Bend Field.
During the three month period ended March 31, 2007, the Trust received no cash distributions pertaining to the Infill Wells. During the three month period ended March 31, 2006, the Trust distributed approximately $113,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the quarter ended September 30, 2005. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the three month periods ended March 31, 2007 and 2006 totaled $0.7 million and $0.8 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each of the three-month periods ended March 31, 2007 and 2006.
General and administrative expenses amounted to $257,000 and $245,000 for the three-month periods ended March 31, 2007 and 2006, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees.
The foregoing resulted in distributable income of $0.8 million, or $0.10 per Unit, for the three months ended March 31, 2007, as compared to $3.0 million, or $.35 per Unit, for the same period in 2006. Cash distributions of $0.9 million, or $0.10 per Unit, were made during the quarter ended March 31, 2007 as compared to $3.0 million, or $0.35 per Unit, for the same period in 2006.

Net profits income received by the Trust during the three month periods ended March 31, 2007 and 2006, derived from production sold during the three months ended December 31, 2006 and 2005, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,236	$1,604	$3,840	$3,913	$2,937	$6,850

Direct operating expenses:
Lease operating expenses and Property tax	671	1,478	2,149	497	1,470	1,967
Severance tax	210	144	354	250	310	560

	881	1,622	2,503	747	1,780	2,527

Net proceeds before capital expenditures	1,355	(18)	1,337	3,166	1,157	4,323
Capital expenditures	216	32	248	313	51	364

	1,139	(50)	1,089	2,853	1,106	3,959
Cumulative deficit	—	—	—	—	(574)	(574)

Net proceeds	1,139	(50)	1,089	2,853	532	3,385
Net profits percentage	95%	—	—	95%	95%	95%

Net profits income	$1,082	$—	$1,082	$2,710	$506	$3,216

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
All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and was $1.80 per MMBtu and $1.77 per MMBtu for 2006 and 2005 production, respectively. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.22 per MMBtu and $2.18 per MMBtu for 2006 and 2005 production, respectively. The Purchase Contract expires upon termination of the Trust. Accordingly, when the Trust terminates, the working interest owners of the Underlying Properties are no longer obligated to sell the gas produced from the Underlying Properties pursuant to the Purchase Contract.

Notwithstanding the termination of the Purchase Contract, the Trust believes that the Net Profits Interest will continue to burden the Underlying Properties for their remaining life and will continue to be calculated as if the Purchase Contract was still in effect, regardless of what proceeds may actually be received by the working interest owners as the seller of the gas. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment.
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
There have been no material changes to our risk factors since our annual report on Form 10-K for the year ended December 31, 2006.

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
Vice President
Date: May 15, 2007
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