Form 10-K/A
period 2006-12-31
TORCH ENERGY ROYALTY TRUST
filed 2007-06-05
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
     At March 27, 2007, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

EXPLANATORY NOTE

     This Amendment No. 1 to the annual report on Form 10-K/A of the Torch Energy Royalty Trust for the year ended December 31, 2006 has been filed to include as an exhibit the Torch Energy Advisors Incorporated and Subsidiaries Consolidated Financial Statements in connection with the Minimum Price commitment related to the Purchase Contract. Other than making conforming changes referencing the inclusion of the exhibit in Item 1. Business (Risk Factors — Financial Condition of Torch and its Subsidiaries), in the Notes to Financials and in the exhibit index, no other changes are made by this amendment. We have included the text of all other unmodified sections of the full prior filing in this amendment but no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. As a result of this amendment, the Trust is also filing as exhibits to this Amendment No. 1 to the Form 10-K the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Annual Report on Form 10-K/A
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
3.	Exhibits
Exhibit Number Exhibit
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1 –	Form of Torch Energy Royalty Trust Agreement.*

4.2 –	Form of Louisiana Trust Agreement.*

4.3 –	Specimen Trust Unit Certificate.*

4.4 –	Designation of Ancillary Trustee.*
10.	Material Contracts.
10.1 –	Purchase Agreement between TRC, Velasco and TEMI.*

10.2 –	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*

10.3 –	Amendment to Gas Gathering Agreement.*

10.4 –	Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*

10.5 –	Form of Texas Conveyance.*

10.6 –	Form of Louisiana Conveyance.*

10.7 –	Form of Alabama Conveyance.*

10.8 –	Standby Performance Agreement between Torch and the Trust.*

10.9 –	Amendment to Water Gathering Contract.*

10.10 –	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *
23.	Consents of Experts and Counsel.
23.1 –	Consent of T.J. Smith & Company, Inc.

Torch Energy Royalty Trust
23.2	- Netherland, Sewell and Associates, Inc.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1 –	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Section 1350 Certifications.
32.1 –	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	Additional Exhibits.
99.1 –	Financial Statements of Torch Energy Advisors Incorporated.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST

By:	Wilmington Trust Company,
not in its individual capacity but solely as Trustee for the Trust

By:	/s/ Bruce L. Bisson Bruce L. Bisson, Vice President
Date: June 5, 2007
          (The Trust has no employees, directors or executive officers.)

Torch Energy Royalty Trust
Exhibit Number Exhibit
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1 –	Form of Torch Energy Royalty Trust Agreement.*

4.2 –	Form of Louisiana Trust Agreement.*

4.3 –	Specimen Trust Unit Certificate.*

4.4 –	Designation of Ancillary Trustee.*
10.	Material Contracts.
10.1 –	Purchase Agreement between TRC, Velasco and TEMI.*

10.2 –	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*

10.3 –	Amendment to Gas Gathering Agreement.*

10.4 –	Water Gathering and Disposal Agreement between Torch Energy Associates, Ltd. and Velasco.*

10.5 –	Form of Texas Conveyance.*

10.6 –	Form of Louisiana Conveyance.*

10.7 –	Form of Alabama Conveyance.*

10.8 –	Standby Performance Agreement between Torch and the Trust.*

10.9 –	Amendment to Water Gathering Contract.*

10.10 –	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *
23.	Consents of Experts and Counsel.
23.1 –	Consent of T.J. Smith & Company, Inc.
23.2 –	Netherland, Sewell and Associates, Inc.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1 –	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Section 1350 Certifications.
32.1 –	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	Additional Exhibits.
99.1 –	Financial Statements of Torch Energy Advisors Incorporated.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.