Form 10-Q
period 2007-06-30
TORCH ENERGY ROYALTY TRUST
filed 2007-08-14
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, 8.6 million Units of Beneficial Interest were outstanding.

Torch Energy Royalty Trust
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K and Form 10-K/A filed with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Trust’s annual report on Form 10-K and Form 10-K/A for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2007 and December 31, 2006, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2007 and 2006 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

Torch Energy Royalty Trust
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $163,176 and $162,215 at June 30, 2007 and December 31, 2006, respectively)	17,424	18,385

	$17,425	$18,386

LIABILITIES AND TRUST CORPUS

Trust expense payable	$290	$222
Trust corpus	17,135	18,164

	$17,425	$18,386

See notes to financial statements.

Torch Energy Royalty Trust
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net profits income	$1,158	$2,014	$2,240	$5,230

Infill Well Net Proceeds	—	404	—	516

	1,158	2,418	2,240	5,746

General and administrative expenses	340	245	597	490
Interest expense	—	—	—	81

	340	245	597	571

Distributable income	$818	$2,173	$1,643	$5,175

Distributable income per Unit (8,600 Units)	$.10	$.25	$.19	$.60

Distributions per Unit	$.10	$.25	$.20	$.60

See notes to financial statements

Torch Energy Royalty Trust
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$17,648	$20,991	$18,164	$21,441

Amortization of Net Profits Interests	(471)	(417)	(961)	(850)

Distributable income	818	2,173	1,643	5,175

Distributions to Unitholders	(860)	(2,167)	(1,711)	(5,186)

Trust corpus, end of period	$17,135	$20,580	$17,135	$20,580

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of June 30, 2007, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
–	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2007 and 2006 are derived from oil and gas production sold during the three-month and six-month periods ended March 31, 2007 and 2006, respectively. General and administrative expenses are recognized on an accrual basis.

Torch Energy Royalty Trust
Notes to Financial Statements
–	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

–	Distributions to Unitholders are recorded when declared by the Trustee.

–	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2007 and 2006.

–	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

–	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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
The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and six-month periods ended June 30, 2007 and 2006. As of June 30, 2007, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2007 and 2006 were reduced by $3.5 million and $7.5 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the

Torch Energy Royalty Trust
Notes to Financial Statements
Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production is adjusted annually for inflation and is $1.83 per MMBtu for 2007 production and was $1.80 per MMBtu for 2006 production. The Sharing Price for Underlying Property production is $2.26 per MMBtu for 2007 production and was $2.22 per MMBtu for 2006 production.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the three months ended June 30, 2007 and 2006 were $4.2 million and $5.4 million, respectively. Such gross revenues for the six-month periods ended June 30, 2007 and 2006 were $8.4 million and $12.8 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.308 and $0.303 per MMBtu for 2007 and 2006 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended June 30, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended March 31, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.5 million, respectively. During the six months ended June 30, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the six months ended March 31, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.8 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to

Torch Energy Royalty Trust
Notes to Financial Statements
Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended June 30, 2007 and 2006 were $104,000 and $102,000, respectively. During the six months ended June 30, 2007 and 2006, such fees were $207,000 and $204,000 respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $51,000 and $48,000, respectively, for the three months ended June 30, 2007 and 2006. During the six months ended June 30, 2007 and 2006, such operator overhead fees were $98,000 and $95,000, respectively.
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
Total administrative and transfer agent fees for each period during the three months ended June 30, 2007 and 2006 were $24,000. Such fees for each period during the six months ended June 30, 2007 and 2006 were $48,000.
6. Tender Offer and Request for Special Meeting of Unitholders to Terminate the Trust
On May 10, 2007, Trust Venture Company, LLC (“Trust Venture”) announced that it had commenced a tender offer for any and all of the outstanding Units of the Trust (the “Tender Offer”). The Tender Offer expired on June 28, 2007 with Trust Venture announcing that it had purchased 2,360,664 Units (approximately 31% of the outstanding Units) for $8.25 per Unit.
On August 1, 2007, the Trust reported that it had received and verified a request by Trust Venture to the Trustee to call a special meeting of the Unitholders. This request for a special meeting was issued

Torch Energy Royalty Trust
pursuant to Section 8.02 of the Trust Agreement, by and among Torch, TRC, Velasco and the Trustee, dated October 1, 1993. Section 8.02 of the Trust Agreement permits Unitholders owning of record 10% or more in number of the then outstanding units of the Trust to call a special meeting of Unitholders. Trust Venture stated the purpose of such special meeting was to consider and vote upon a proposal to terminate the Trust in accordance with the applicable provisions of the Trust Agreement.
The Trust is in the process of preparing the notice of special meeting and information statement and will provide such notice as promptly as practicable to the Unitholders. The notice will set forth the time and place of the meeting in Houston, Texas and in general terms the matters proposed to be acted upon at such meeting. Notice will be given in person or by mail not more the 60 days nor less than 20 days before such meeting is to be held to all Unitholders of record at the close of business on a record date selected by the Trustee which shall not be more than 60 days before the date of such mailing.

Torch Energy Royalty Trust
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2007 and 2006 is derived from actual oil and gas produced during the three months ended March 31, 2007 and 2006, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2007 and 2006 is derived from oil and gas produced during the six months ended March 31, 2007 and 2006, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2007		2006
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,069	246,293	1,168	283,608
Robinson’s Bend Field	—	412,998	—	431,337
Cotton Valley Fields	714	159,726	509	159,559
Austin Chalk Fields	2,021	58,312	3,179	54,383

	3,804	877,329	4,856	928,887

	Six Months Ended June 30,
	2007		2006
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	2,097	506,179	2,426	583,235
Robinson’s Bend Field	—	848,073	—	888,093
Cotton Valley Fields	916	323,384	777	325,711
Austin Chalk Fields	5,910	110,016	6,712	100,924

	8,923	1,787,652	9,915	1,897,963

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
For the three months ended June 30, 2007, net profits income was $1.2 million, down 40% from net profits income of $2.0 million for the same period in 2006. Such decrease is mainly attributable to lower oil and gas prices paid to the Trust during the quarter ended June 30, 2007 combined with decreases in oil and gas production paid to the Trust during the quarter ended June 30, 2007. A decline in the Net Proceeds generated from the Robinson’s Bend Field during the three months ended June 30, 2007 also contributed to the decline in net profits income.

Torch Energy Royalty Trust
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 464,331 Mcf and 497,550 Mcf during the three months ended March 31, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 412,998 Mcf and 431,337 Mcf during the three months ended March 31, 2007 and 2006, respectively. Oil production attributable to the Underlying Properties for the three months ended March 31, 2007 and 2006 was 3,804 Bbls and 4,856 Bbls, respectively. Gas and oil production decreased during 2007 as a result of normal production declines
During the three months ended June 30, 2007, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.36 per MMBtu as compared to $5.34 per MMBtu for the three months ended June 30, 2006. During the three months ended June 30, 2007, the average price used to calculate Net Proceeds for oil was $49.96 as compared to $56.62 per Bbl for the quarter ended June 30, 2006. When TEMI pays a purchase price for gas based on the Minimum Price ($1.83 per MMBtu and $1.80 per MMBtu for 2007 and 2006 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended June 30, 2007 and 2006. As of June 30, 2007, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.26 per MMBtu and $2.22 per MMBtu for 2007 and 2006 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three-month periods ended June 30, 2007 and 2006 by $1.8 million and $2.8 million, respectively.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended June 30, 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended March 31, 2007, costs and expenses exceeded revenues by approximately $107,000. Neither the Trust nor the Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2007 (pertaining to production through March 31, 2007), the Robinson’s Bend Cumulative Deficit was approximately $158,000. During the three months ended June 30, 2006, the Trust distributed approximately $122,000 of Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field.
The Trust received no payments with respect to the Infill Wells during the three months ended June 30, 2007. During the three months ended June 30, 2006, the Trust distributed approximately $404,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the quarter ended December 31, 2005. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.

Torch Energy Royalty Trust
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the three months ended June 30, 2007 and 2006 totaled $0.8 million and $0.7 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million and $1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three month ended June 30, 2007 and 2006, respectively.
General and administrative expenses amounted to $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2007 and 2006. General and administrative expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees. The increase in general and administrative costs in 2007 is mainly due to legal fees and printing costs incurred by the Trust during the three months ended June 30, 2007 in connection with the Tender Offer (see footnote 6).
The foregoing resulted in distributable income of $0.8 million, or $0.10 per Unit, for the three months ended June 30, 2007, as compared to $2.2 million, or $0.25 per Unit, for the same period in 2006. Cash distributions of $0.9 million, or $0.10 per Unit, were made during the three months ended June 30, 2007 as compared to $2.2 million, or $0.25 per Unit, for the same period in 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
For the six months ended June 30, 2007, net profits income was $2.2 million, down 58% from net profits income of $5.2 million for the same period in 2006. Such decrease is mainly attributable to lower oil and gas prices paid to the Trust during the six months ended June 30, 2007 combined with decreases in oil and gas production paid to the Trust during the six months ended June 30, 2007. A decline in the Net Proceeds generated from the Robinson’s Bend Field during the six months ended June 30, 2007 also contributed to the decline in net profits income.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 939,579 Mcf and 1,009,870 Mcf during the six months ended March 31, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 848,073 Mcf and 888,093 Mcf during the six months ended March 31, 2007 and 2006, respectively. Oil production attributable to the Underlying Properties for the six months ended March 31, 2007 and March 31, 2006 was 8,923 Bbls and 9,915 Bbls, respectively. Gas and oil production decreased during 2007 mainly as a result of normal production declines.
During the six months ended June 30, 2007, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.27 per MMBtu as compared to $6.24 per MMBtu for the six months ended June 30, 2006. During the six months ended June 30, 2007, the average price used to calculate Net Proceeds for oil was $51.22 as compared to $54.56 per Bbl for the six months ended June 30, 2006. When TEMI pays a purchase price for gas based on the Minimum Price ($1.83 per MMBtu and $1.80 per MMBtu for 2007 and 2006 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase

Torch Energy Royalty Trust
price related to distributions received by Unitholders during the six-month periods ended June 30, 2007 and 2006. As of June 30, 2007, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.26 per MMBtu and $2.22 per MMBtu for 2007 and 2006 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the six months ended June 30, 2007 and 2006 by $3.5 million and $7.5 million, respectively.
The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six months ended March 31, 2007, costs and expenses exceeded revenues by approximately $156,000. Neither the Trust nor the Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2007 (pertaining to production through March 31, 2007), the Robinson’s Bend Cumulative Deficit was approximately $158,000. During the six months ended June 30, 2006, the Trust distributed approximately $547,000 (net of interest expense) of Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field.
The Trust received no payments with respect to the Infill Wells during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Trust distributed approximately $516,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the six months ended December 31, 2005. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the six months ended June 30, 2007 and 2006 totaled $1.7 million and $1.5 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.1 million and $3.2 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the six months ended June 30, 2007 and 2006, respectively.
General and administrative expenses amounted to $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees. The increase in general and administrative costs in 2007 is mainly due to legal fees and printing costs incurred by the Trust during the three months ended June 30, 2007 in connection with the Tender Offer.
The foregoing resulted in distributable income of $1.6 million, or $.19 per Unit, for the six months ended June 30, 2007, as compared to $5.2 million, or $.60 per Unit, for the same period in 2006. Cash distributions of $1.7 million, or $0.20 per Unit, were made during the six months ended June 30, 2007 as compared to $5.2 million, or $0.60 per Unit, for the same period in 2006.

Torch Energy Royalty Trust
Net profits income received by the Trust during the three and six month periods ended June 30, 2007 and 2006, derived from production sold during the three and six months ended June 30, 2007 and 2006, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Chalkley,
	Cotton			Chalkley,
	Valley and			Cotton Valley
	Austin Chalk	Robinson’s		and Austin	Robinson’s
	Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,180	$1,598	$3,778	$2,922	$2,047	$4,969

Direct operating expenses:
Lease operating expenses and property tax	557	1,523	2,080	612	1,544	2,156
Severance tax	198	141	339	220	200	420

	755	1,664	2,419	832	1,744	2,576

Net proceeds before capital expenditures	1,425	(66)	1,359	2,090	303	2,393
Capital expenditures	206	41	247	98	175	273

Net proceeds	1,219	(107)	1,112	1,992	128	2,120
Net profits percentage	95%	n/a	n/a	95%	95%	95%

Net profits income	$1,158	$—	$1,158	$1,892	$122	$2,014

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Chalkley,
	Cotton			Chalkley,
	Valley and			Cotton Valley
	Austin Chalk	Robinson’s		and Austin	Robinson’s
	Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$4,417	$3,202	$7,619	$6,835	$4,984	$11,819

Direct operating expenses:
Lease operating expenses and property tax	1,228	3,000	4,228	1,110	3,014	4,124
Severance tax	408	285	693	470	509	979

	1,636	3,285	4,921	1,580	3,523	5,103

Net proceeds before capital expenditures	2,781	(83)	2,698	5,255	1,461	6,716
Capital expenditures	423	73	496	411	226	637

	2,358	(156)	2,202	4,844	1,235	6,079
Cumulative Deficit	—	—	—	—	(574)	(574)

Net proceeds	2,358	(156)	2,202	4,844	661	5,505
Net profits percentage	95%	—	—	95%	95%	95%

Net profits income	$2,240	$—	$2,240	$4,602	$628	$5,230

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
All production from the Underlying Properties is sold pursuant to a Purchase Contract between TRC, Velasco and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract provides a Minimum Price paid by TEMI for gas. The Minimum Price is adjusted annually for inflation and is $1.83 per MMBtu for 2007 production and was $1.80 per MMBtu for 2006 production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price is $2.26 per MMBtu for 2007 production and was $2.22 per MMBtu for 2006 production. The Purchase Contract expires upon termination of the Trust. Accordingly, when the Trust terminates, the working interest owners of the Underlying Properties are no longer obligated to sell the gas produced from the Underlying Properties pursuant to the Purchase Contract. Notwithstanding the termination of the Purchase Contract, the Trust believes that the Net Profits Interest will continue to burden the Underlying Properties for their remaining life and will continue to be calculated as if the Purchase Contract was still in effect, regardless of what proceeds may actually be received by the working interest owners as the seller of the gas. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

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

The risk factors from our annual report on Form 10-K and Form 10-K/A are supplemented by the following:

If the Trust terminates there is no assurance that the Trustee can sell the Net Profits Interests at all or that the Net Profits Interests will be sold for a certain amount.

The Trust will terminate on March 1 of any year if it is determined that the pre-tax future net cash flows, discounted at 10%, attributable to the estimated net proved reserves of the Net Profits Interests on the preceding December 31 are less than $25.0 million. The pre-tax future net cash flows, discounted at 10%, attributable to estimated net proved reserves of the Net Profits Interests as of December 31, 2006 was approximately $26.4 million. Such reserve report was prepared pursuant to Securities and Exchange Commission guidelines and utilized an unescalated Purchase Contract price (after gathering, treating and transportation fees) of $4.06 per Mcf. The computation of the $4.06 per Mcf Purchase Contract price was based on an unescalated Henry Hub spot price for natural gas on December 31, 2006 of $5.64 per MMBtu. The December 31, 2006 reserve value was greater than $25.0 million. Therefore, the Trust did not terminate as of March 1, 2007. In preparing the reserve report, the Purchase Contract Price was utilized for the life of the Underlying Properties because the Trust believes that the Net Profits Interest will continue to burden the Underlying Properties for their remaining life and will continue to be calculated as if the Purchase Contract was still in effect.

In addition, the Trust terminates upon an affirmative vote of the holders of not less than 66-2/3% of the then outstanding Units. In accordance with the provisions of the Trust Agreement, Trust Venture has requested that the Trustee call a meeting of the Unitholders to consider a proposal to terminate the Trust (see footnote 6). Due to limitations in the Trust Agreement and the other governing documents, neither the Trust nor Trustee is able to take positions on the value of the Units, including making recommendations in a tender offer or in connection with a Unitholder vote to terminate the Trust and are limited in this regard. Upon termination of the Trust, Article IX of the Trust Agreement requires that the Trustee sell the Net Profits Interests. The Trustee shall continue to act as the trustee of the estate of the Trust after termination and shall exercise the powers granted under the Trust Agreement until its duties have been fully performed and the estate of the Trust finally distributed so that the affairs of the Trust may be liquidated and wound up. No assurances

Torch Energy Royalty Trust

can be given that the Trustee will be able to sell the Net Profits Interests, or the amounts that will be available to be distributed to Unitholders following such a sale. Such distributions could be below the market price of the Units. Upon making final distribution to the Unitholders and cancellation of the Trust, the Trustee shall not be under any further liability under the Trust Agreement.

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
Date: August 14, 2007
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