Form 10-Q
period 2007-09-30
TORCH ENERGY ROYALTY TRUST
filed 2007-11-14
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of September 30, 2007, 8.6 million Units of Beneficial Interest were outstanding.

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
Introduction
The financial statements included herein have been prepared by Torch, pursuant to an administrative service agreement between Torch and the Trust, pursuant to the rules and regulations of the Securities and Exchange Commission. Wilmington Trust Company serves as the trustee (“Trustee”) of the Trust pursuant to the trust agreement dated October 1, 1993. Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although Torch believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Trust’s annual report on Form 10-K and Form 10-K/A for the most recent fiscal year. In the opinion of Torch, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2007 and December 31, 2006, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2007 and 2006 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	September 30,
	2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$1	$1
Net profits interests in oil and gas properties (Net of accumulated amortization of $163,616 and $162,215 at September 30, 2007 and December 31, 2006, respectively)	16,984	18,385

	$16,985	$18,386

LIABILITIES AND TRUST CORPUS

Trust expense payable	$257	$222
Trust corpus	16,728	18,164

	$16,985	$18,386

See notes to financial statements.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net profits income	$1,360	$1,488	$3,600	$6,718

Infill Well Net Proceeds	11	—	11	516

	1,371	1,488	3,611	7,234

General and administrative expenses	289	240	886	730
Interest expense	—	—	—	81

	289	240	886	811

Distributable income	$1,082	$1,248	$2,725	$6,423

Distributable income per Unit (8,600 Units)	$.13	$.15	$.32	$.75

Distributions per Unit	$.12	$.14	$.32	$.75

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$17,135	$20,580	$18,164	$21,441

Amortization of Net Profits Interests	(440)	(396)	(1,401)	(1,246)

Distributable income	1,082	1,248	2,725	6,423

Distributions to Unitholders	(1,049)	(1,230)	(2,760)	(6,416)

Trust corpus, end of period	$16,728	$20,202	$16,728	$20,202

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
The Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than 66-2/3% of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Net Profits Interests to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) March 1 of any year if it is determined based on a reserve report as of December 31 of the prior year that the present value of estimated pre-tax future net cash flows, discounted at 10%, of proved reserves attributable to the Net Profits Interests is equal to or less than $25.0 million; or (iv) December 31, 2012. As of September 30, 2007, the Trust has not terminated, as none of the aforementioned events have occurred. Upon termination of the Trust, the remaining assets of the Trust will be sold and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
–	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2007 and 2006 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2007 and 2006, respectively. General and administrative expenses are recognized on an accrual basis.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
–	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

–	Distributions to Unitholders are recorded when declared by the Trustee.

–	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and nine-month periods ended September 30, 2007 and 2006.

–	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

–	Estimates and assumptions have been made in preparing the financial statements of the Trust in order for the financial statements to be in conformity with accounting principles generally accepted in the United States.
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
The Purchase Contract also provides that the minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price, it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three-month and nine-month periods ended September 30, 2007 and 2006. As of September 30, 2007, TEMI had no accumulated Price Credits.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in calculating the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the nine months ended September 30, 2007 and 2006 were reduced by $5.6 million and $9.3 million, respectively. TEMI has an annual option to discontinue the Minimum Price

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price commitment. The Minimum Price for Underlying Property production is adjusted annually for inflation and is $1.83 per MMBtu for 2007 production and was $1.80 per MMBtu for 2006 production. The Sharing Price for Underlying Property production is $2.26 per MMBtu for 2007 production and was $2.22 per MMBtu for 2006 production.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties during the three months ended September 30, 2007 and 2006 were $4.4 million and $4.2 million, respectively. Such gross revenues for the nine-month periods ended September 30, 2007 and 2006 were $12.8 million and $17.2 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted for inflation ($0.308 and $0.303 per MMBtu for 2007 and 2006 production, respectively), plus fuel usage equal to 5% of revenues pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of TEMI, is deducted in calculating the purchase price for production from 68 of 394 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. From the purchase price for gas in the Cotton Valley Fields, TEMI deducts a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the three months ended September 30, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended June 30, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the nine months ended September 30, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.1 million and $1.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to
Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The amount of the administrative services fee is adjusted annually based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services during the three months ended September 30, 2007 and 2006 were $104,000 and $102,000, respectively. During the nine months ended September 30, 2007 and 2006, such fees were $311,000 and $305,000 respectively.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $51,000 and $48,000, respectively, for the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, such operator overhead fees were $149,000 and $145,000, respectively.
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
Total administrative and transfer agent fees for each period during the three months ended September 30, 2007 and 2006 were $24,000. Such fees for each period during the nine months ended September 30, 2007 and 2006 were $71,000.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
On August 1, 2007, the Trust reported that it had received and verified a request by Trust Venture to the Trustee to call a special meeting of the Unitholders. This request for a special meeting was issued pursuant to Section 8.02 of the Trust Agreement, by and among Torch, TRC, Velasco and the Trustee, dated October 1, 1993. Section 8.02 of the Trust Agreement permits Unitholders owning of record 10% or more in number of the then outstanding units of the Trust to call a special meeting of Unitholders. Trust Venture stated the purpose of such special meeting was to consider and vote upon a proposal to terminate the Trust in accordance with the applicable provisions of the Trust Agreement.
The Trust filed a Preliminary Information Statement on Schedule 14C on October 15, 2007 with the Securities and Exchange Commission regarding the special meeting of the Unitholders. In November 2007, Trust Venture requested that the Trust postpone the filing of the Definitive Information Statement with the Securities and Exchange Commission and the mailing of the notice of special meeting and information statement relating thereto while Trust Venture evaluates opportunities relating to its investment in the Trust. Trust Venture informed the Trust on November 14, 2007 that it is revoking its request for a special meeting of the Unitholders.
7. State Tax Considerations
The Texas legislature recently passed H.B. 3, 79th Leg., 3d C.S. (2006), which was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin system and implements a new margin tax of 1% to be imposed on revenues less certain costs, as specified in the legislation, generated from Texas activities beginning in 2007.
Trusts and partnerships that meet statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the margin tax as “passive entities”. Although the income of the Trust consists primarily of royalty income from the sale of natural gas and crude oil, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, prior to clarification by additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level.
The Trust does not currently intend to pay the margin tax, based on the assumption that it is exempt as a passive entity. However, if it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed

TORCH ENERGY ROYALTY TRUST
after January 2007 from which no tax was withheld. Approximately 60% of the Trust’s net profits income is generated from Underlying Properties in Texas.
If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of the Trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each Unitholder would generally exclude its share of the Trust’s net income from the margin tax calculation. Unitholders should consult their own tax advisors regarding their individual tax situation and the requirements for filing state income, franchise and margin tax returns.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2007 and 2006 is derived from actual oil and gas produced during the three months ended June 30, 2007 and 2006, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2007 and 2006 is derived from oil and gas produced during the nine months ended June 30, 2007 and 2006, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2007		2006
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,049	239,122	1,024	270,463
Robinson’s Bend Field	—	410,302	—	428,437
Cotton Valley Fields	420	159,820	393	147,007
Austin Chalk Fields	1,628	38,387	2,528	43,156

	3,097	847,631	3,945	889,063

	Nine Months Ended September 30,
	2007		2006
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	3,146	745,301	3,450	853,698
Robinson’s Bend Field	—	1,258,375	—	1,316,530
Cotton Valley Fields	1,336	483,204	1,170	472,718
Austin Chalk Fields	7,538	148,403	9,240	144,080

	12,020	2,635,283	13,860	2,787,026

TORCH ENERGY ROYALTY TRUST
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
For the three months ended September 30, 2007, net profits income was $1.4 million, down 7% from net profits income of $1.5 million for the same period in 2006. Such decrease is mainly attributable to an increase in costs and expenses deducted from Net Proceeds payable to the Trust during the three months ended September 30, 2007, partially offset by higher oil and gas prices paid to the Trust during the quarter ended September 30, 2007.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 437,329 Mcf and 460,626 Mcf during the three months ended June 30, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 410,302 Mcf and 428,437 Mcf during the three months ended June 30, 2007 and 2006, respectively. Oil production attributable to the Underlying Properties for the three months ended June 30, 2007 and 2006 was 3,097 Bbls and 3,945 Bbls, respectively. Gas and oil production decreased during 2007 as a result of normal production declines
During the three months ended September 30, 2007, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.74 per MMBtu as compared to $4.31 per MMBtu for the three months ended September 30, 2006. During the three months ended September 30, 2007, the average price used to calculate Net Proceeds for oil was $67.92 as compared to $63.95 per Bbl for the quarter ended September 30, 2006. When TEMI pays a purchase price for gas based on the Minimum Price ($1.83 per MMBtu and $1.80 per MMBtu for 2007 and 2006 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three months ended June 30, 2007 and 2006. As of September 30, 2007, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.26 per MMBtu and $2.22 per MMBtu for 2007 and 2006 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the three-month periods ended September 30, 2007 and 2006 by $2.1 million and $1.8 million, respectively.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended September 30, 2007 and 2006. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended June 30, 2007, gross revenues exceeded costs and expenses by approximately $86,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2007 (pertaining to production through June 30, 2007), the Robinson’s Bend Cumulative Deficit was approximately $76,000.

TORCH ENERGY ROYALTY TRUST
During the three months ended September 30, 2007, the Trust distributed approximately $11,000 of Infill Well Net Proceeds pertaining to oil and gas sales during the three months ended March 31, 2007. During the three months ended September 30, 2006, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the three months ended September 30, 2007 and 2006 totaled $0.7 million and $0.5 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.5 million and $1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three month ended September 30, 2007 and 2006, respectively.
General and administrative expenses amounted to $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2007 and 2006. General and administrative expenses primarily relate to administrative services provided by Torch and the Trustee, and legal fees.
The foregoing resulted in distributable income of $1.1 million, or $0.13 per Unit, for the three months ended September 30, 2007, as compared to $1.2 million, or $0.15 per Unit, for the same period in 2006. Cash distributions of $1.0 million, or $0.12 per Unit, were made during the three months ended September 30, 2007 as compared to $1.2 million, or $0.14 per Unit, for the same period in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
For the nine months ended September 30, 2007, net profits income was $3.6 million, down 46% from net profits income of $6.7 million for the same period in 2006. Such decrease is mainly attributable to lower oil and gas prices paid to the Trust during the nine months ended September 30, 2007 combined with decreases in oil and gas production paid to the Trust during the nine months ended September 30, 2007. A decline in the Net Proceeds generated from the Robinson’s Bend Field during the nine months ended September 30, 2007 also contributed to the decline in net profits income.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,376,908 Mcf and 1,470,496 Mcf during the nine months ended June 30, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,258,375 Mcf and 1,316,530 Mcf during the nine months ended June 30, 2007 and 2006, respectively. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2007 and 2006 was 12,020 Bbls and 13,860 Bbls, respectively. Gas and oil production decreased during 2007 mainly as a result of normal production declines.
During the nine months ended September 30, 2007, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.42 per MMBtu as compared to $5.63 per MMBtu for the nine months ended September 30, 2006. During the nine months ended

TORCH ENERGY ROYALTY TRUST
September 30, 2007, the average price used to calculate Net Proceeds for oil was $55.52 as compared to $57.24 per Bbl for the nine months ended September 30, 2006. When TEMI pays a purchase price for gas based on the Minimum Price ($1.83 per MMBtu and $1.80 per MMBtu for 2007 and 2006 production, respectively), TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the nine-month periods ended September 30, 2007 and 2006. As of September 30, 2007, TEMI had no accumulated Price Credits. Additionally, if the Index Price for gas exceeds the Sharing Price ($2.26 per MMBtu and $2.22 per MMBtu for 2007 and 2006 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. The deduction of the Price Differential in calculating the purchase price had the effect of reducing distributions received by Unitholders during the nine months ended September 30, 2007 and 2006 by $5.6 million and $9.3 million, respectively.
The Trust received no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the nine months ended June 30, 2007, costs and expenses exceeded revenues by approximately $70,000. Neither the Trust nor the Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2007 (pertaining to production through June 30, 2007), the Robinson’s Bend Cumulative Deficit was approximately $76,000. During the nine months ended September 30, 2006, the Trust distributed approximately $547,000 (net of interest expense) of Net Proceeds generated from the Net Profits Interests pertaining to the Robinson’s Bend Field.
During the nine months ended September 30, 2007 and 2006, the Trust distributed approximately $11,000 and $516,000, respectively, of Infill Well Net Proceeds pertaining to oil and gas sales during the nine months ended March 31, 2007 and 2006, respectively. The decline in Infill Well Net Proceeds during 2007 is mainly due to capital expenditures pertaining to additional wells that were drilled in the current period. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the nine months ended September 30, 2007 and 2006 totaled $2.3 million and $2.0 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $4.6 million and $4.9 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during the nine months ended September 30, 2007 and 2006, respectively.
General and administrative expenses amounted to $0.9 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. These expenses primarily relate to administrative services provided by Torch and the Trustee and legal fees. The increase in general and administrative

TORCH ENERGY ROYALTY TRUST
costs in 2007 is mainly due to legal fees and printing costs incurred by the Trust during the nine months ended September 30, 2007 in connection with the Tender Offer (see footnote 6).
The foregoing resulted in distributable income of $2.7 million, or $.32 per Unit, for the nine months ended September 30, 2007, as compared to $6.4 million, or $.75 per Unit, for the same period in 2006. Cash distributions of $2.8 million, or $0.32 per Unit, were made during the nine months ended September 30, 2007 as compared to $6.4 million, or $0.75 per Unit, for the same period in 2006.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three and nine month periods ended September 30, 2007 and 2006, derived from production sold during the three and nine months ended June 30, 2007 and 2006, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,275	$1,726	$4,001	$2,227	$1,636	$3,863

Direct operating expenses:
Lease operating expenses and property tax	526	1,545	2,071	480	1,551	2,031
Severance tax	183	156	339	172	138	310

	709	1,701	2,410	652	1,689	2,341

Net proceeds before capital expenditures	1,566	25	1,591	1,575	(53)	1,522
Capital expenditures	134	(61)	73	9	137	146

Net proceeds	1,432	86	1,518	1,566	(190)	1,376
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,360	$—	$1,360	$1,488	$—	$1,488

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$6,691	$4,929	$11,620	$9,062	$6,620	$15,682

Direct operating expenses:
Lease operating expenses and property tax	1,754	4,545	6,299	1,590	4,566	6,156
Severance tax	591	441	1,032	642	647	1,289

	2,345	4,986	7,331	2,232	5,213	7,445

Net proceeds before capital expenditures	4,346	(57)	4,289	6,830	1,407	8,237
Capital expenditures	557	13	570	420	363	783

	3,789	(70)	3,719	6,410	1,044	7,454
Cumulative Deficit	—	—	—	—	(574)	(574)

Net proceeds	3,789	(70)	3,719	6,410	470	6,880
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$3,600	$—	$3,600	$6,090	$628	$6,718

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
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
The risk factors from our annual report on Form 10-K and Form 10-K/A are supplemented by the following:
If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.
The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006 attributable to 2007 Trust revenues from which no tax was withheld. For more information about the Texas margin tax, see Note 7 to the Trust’s financial statements.

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST
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

By: /s/ Bruce L. Bisson

Bruce L. Bisson Vice President
Date: November 14, 2007
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