Form 10-K
period 2007-12-31
TORCH ENERGY ROYALTY TRUST
filed 2008-12-31
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Registrant’s Telephone number, Including Area Code)
(302) 636-6016
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Name of Each Exchange on
Title of each class	Which Registered
Units of Beneficial Interest	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: None
     Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $68.9 million.
     At December 29, 2008, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

Torch Energy Royalty Trust
Annual Report on Form 10-K
For the fiscal year ended December 31, 2007

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
General
The Trust was formed effective October 1, 1993 under the Delaware Statutory Trust Act pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”), Velasco Gas Company Ltd. (and its assigns, “Velasco”) and Torch as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden certain oil and gas properties (“Underlying Properties”) and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company and Constellation Energy Partners LLC.
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust relies on third party service providers to perform administrative services for the Trust. Prior to April 1, 2008, Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to an administrative services agreement effective October 1, 1993 (“Administrative Services Agreement”) and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008.
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Unitholders generally receive quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties and since the termination of the Trust the Trustee has established a reserve account pursuant to the Trust Agreement for certain ongoing and future costs and expenses of the Trust. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) if such assets have not been sold prior to January 29, 2009. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and the working interest owners of the Underlying Properties were involved in an arbitration proceeding relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. The working interest owners contended that the pricing mechanism contained in the terminated Purchase Contract (including the sharing price and minimum price mechanism) should continue to be utilized to calculate the quarterly Net Profits Interests payments. In the arbitration proceeding, the Trustee, not in its individual capacity but solely as Trustee of the Trust, contended that the sharing price mechanism of the Purchase Contract (which determined the calculation of the Net Profits Interests prior to the termination of the Oil and Gas Purchase Contract) did not survive the termination of the Purchase Contract or the termination of the Trust. On April 11, 2008, Trust Venture Company, LLC, which owns the majority of Units in the Trust, submitted an unopposed request to intervene in the arbitration and became a party to the arbitration. Trust Venture Company, LLC agreed with the Trustee, and has taken the position in the arbitration, that the sharing price mechanism of the Purchase Contract did not survive the termination of the Purchase Contract or the termination of the Trust.

Torch Energy Royalty Trust
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party must bear its own fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding up of the Trust. See also Item 3. Legal Proceedings for subsequent event information concerning the arbitration and Award Notice.
Marketing Arrangements
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract, which expired upon the termination of the Trust. Under the Purchase Contract, which was in effect during the periods presented in this report, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which are calculated monthly. The Index Price equals the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sells production.
The Purchase Contract also provides that TEMI pay a minimum price (“Minimum Price”) for gas production. The Minimum Price is adjusted annually for inflation and was $1.83, $1.80 and $1.77 per MMBtu for 2007, 2006 and 2005, respectively. When TEMI pays a purchase price based on the Minimum Price it receives price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. In addition, if the Index Price for gas exceeds the sharing price, which is adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. The Sharing Price was $2.26, $2.22 and $2.18 per MMBtu in 2007, 2006 and 2005, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.308, $0.303 and $0.298 per MMBtu for 2007, 2006, and 2005, respectfully), plus fuel usage equal to 5% of revenues. Additionally, a fee of $.05 per MMBtu,

Torch Energy Royalty Trust
representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 73 of the 423 wells in the Robinson’s Bend Field. TEMI deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the years ended December 31, 2007, 2006 and 2005, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2007, 2006 and 2005 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.5 million, $1.7 million and $1.6 million for 2007, 2006 and 2005, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
On February 5, 2008, the Trust and Trustee confirmed the existence of the Second Amendment to the Water Gathering and Disposal Agreement dated November 30, 2004 entered into by Robinson’s Bend Operating Company, LLC, a Delaware company, successor in interest to Torch Energy Associates, Ltd., a Texas limited partnership (“Producer”), and Everlast Energy LLC, a Delaware company, successor in interest to Velasco Gas Company Ltd., a Texas limited partnership, (“Gatherer”) (the “Second Amendment”). The Second Amendment provides that Section 3.1 of the Water Gathering and Disposal Agreement entered into as of August 9, 1990, by and between Producer’s and Gatherer’s respective predecessors in interest, as amended by the First Amendment to Water Gathering and Disposal Agreement entered into as of October 1, 1993, by and between such parties was amended such that the Producer shall pay Gatherer a fee of $0.53 per barrel for gathering, separation and disposal of water until Trust terminates, at which point Producer shall pay Gatherer a fee of $1.00 per barrel for gathering, separation and disposal of water.
Neither the Trust nor the Trustee is a party to the Agreement or the Second Amendment and the Trust did not approve or ratify the Second Amendment. No assurance can be given of the effect of the Second Amendment on the Trust, its assets or the production costs chargeable to the Trust based on the Agreement. Pursuant to the net overriding royalty conveyance (Torch Energy Royalty Trust)(Alabama), certain production costs including “second category costs” as defined in the conveyance are chargeable to the Trust, provided that the costs and expenses paid by a working interest owner to an affiliate of the working interest owner and chargeable to the Trust for performing such operations or services shall not exceed competitive contract charges prevailing in the area for such operations or services. The Trust believes that the costs associated with the Agreement are considered “second category costs” and are likely subject to the competitive limitation noted above. The Trust is reviewing the appropriateness of this increase being passed through to the Trust.
Net Profits Interests
The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2007, 2006 and 2005 and is not expected to do so in the future.
The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Wells net proceeds

Torch Energy Royalty Trust
(“Infill Well Net Proceeds”) represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this report. The Trustee is in the process of winding up and liquidating the Trust after the affirmative vote of the requisite number of Unitholders. See Trust Termination below in this item. The other Risk Factors set forth below should be considered in light of the wind up and liquidation of the Trust. If any of these risks or uncertainties actually occur, the Trust’s financial condition and results of operations and the future and current value of the Net Profits Interests could be materially adversely affected. Additional risks not presently known to the Trust or which the Trust considers immaterial based on information currently available to it may also materially adversely affect the Trust. Because of these factors, past financial performance should not be considered an indication of future performance.
Trust Termination
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or that the ultimate proceeds that will be distributed to Unitholders following such a sale will be equivalent to the market value of such interests. Such distributions could be below the market value of the Units. The Trust and Trustee cannot anticipate the results that such termination of the Trust will have on its ability to sell the Net Profits Interests.
Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date (prior to January 29, 2009), the Trustee must then cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) if such assets have not been sold prior to January 29, 2009. There can be no assurance at this time of the specific timetable in which the Trust and Trustee would be able to obtain all the information advisable and necessary concerning the Net Profits Interests in order to prepare and finalize the sales process should the property of the Trust Estate not be sold prior to January 29, 2009.

Torch Energy Royalty Trust
The Trust’s continuing failure to timely file certain periodic reports with the SEC during the wind up and liquidation of the Trust may pose significant risks to the Trust’s business, which could materially and adversely affect the Trust financial condition and results of operation and the current and/or future value of the Net Profits Interests.
The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for natural gas produced from the Trust’s Net Profits Interests. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Net Profits Interests to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the Unitholder.
The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. If the NYSE does not grant the Trust extensions to file its periodic reports with the NYSE, it has the right to begin proceedings to delist the units. A delisting of the Trust’s units may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the units.
If gas and oil prices decline significantly, the Trust’s cash flow from operations will likely decline and the Trust may have to lower the cash distributions or may not be able to pay distributions at all during the wind up and liquidation of the Trust.
The Trust’s cash distributions, operating results and the value of the Net Profits Interest are substantially dependent on prices of gas and, to a lesser extent, oil. Prices for oil and gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. These factors include:
•	The domestic and foreign supply of and demand for oil and gas;

•	The price and quantity of foreign imports of oil and gas;

•	The level of consumer product demand;

•	Weather conditions, including but not limited to, hurricanes in the Gulf of Mexico, can adversely impact cash distributions received by the Trust. If the wells drilled on the Underlying Properties and related infrastructure were to be damaged by adverse weather conditions, cash flows distributed to Unitholders could be delayed during the period in which damage to such assets were repaired. Additionally, costs associated with such repairs not covered by insurance would reduce cash distributions received by the Trust;

•	Overall domestic and global economic conditions;

•	Political and economic conditions and events in foreign oil and gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America and Russia, and acts of terrorism or sabotage;

•	The ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	Technological advances affecting energy consumption;

•	Domestic and foreign governmental regulations and taxation;

Torch Energy Royalty Trust
•	The impact of energy conservation efforts;

•	The capacity of natural gas pipelines and other transportation facilities to the Trust’s production; and

•	The price and availability of alternative fuels.
Any substantial and extended decline in the price of gas and oil would have an adverse effect on the Trust’s revenues, cash distributions and current and/or future value of the Net Profits Interests.
Trust expenses may have an adverse impact on the distributions to Unitholders during the wind up and liquidation of the Trust.
Trust expenses and legal fees during the wind down and liquidation of the Trust may have an adverse effect on the ability of the Trust to pay quarterly distributions to the Unitholders. The Trustee has set up a reserve account pursuant to the Trust Agreement in order to provide the funds necessary for an orderly wind up and liquidation of the Trust.
The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves.
Estimates of economically recoverable gas and oil reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Prices for oil and gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves and the corresponding proceeds from such sales which may vary widely. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2007, 2006 and 2005.
As more infill wells are drilled, they could cause a reduction in amounts payable to the Trust or a purchaser of the Net Profits Interests.
The Net Profits Interests include a 20 percent net profit interest in infill wells. Infill wells may recover a portion of the reserves that would otherwise be produced from wells burdened by the Trust’s net profits interests. Since the Trust is entitled to receive 95 percent of the net proceeds from production burdened by its net profits interests but only 20 percent of the net profits from infill wells the drilling of infill wells may reduce payments to the Trust, and ultimately distributions to Trust Unitholders.

Torch Energy Royalty Trust
The Trust’s business is subject to operational risks that may not be fully insured, which, if they were to occur, could adversely affect the Trust’s financial condition or results of operations and, as a result, the Trust’s ability to pay distributions to Unitholders.
Cash payments to the Trust are derived from the production and sale of gas and oil, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, damage to equipment caused by weather conditions, facility or equipment malfunctions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses which are deducted in calculating the Net Proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Trust may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on the Trust’s business activities, financial condition, results of operations and ability to pay distributions to Unitholders. The failure of an operator of the Underlying Properties to conduct its operations or discharge its obligations in a proper manner could have an adverse effect on the Net Proceeds payable to the Trust.
The Trust may be unable to compete effectively with larger companies, which may adversely affect the Trust’s ability to generate sufficient revenue and its ability to pay distributions to Unitholders prior to the windup and liquidation of the Trust.
The Trust’s distributions are dependent on gas production and prices and, to a lesser extent, oil production and prices from the Underlying Properties. The gas industry is highly competitive in all of its phases. In marketing production from the Underlying Properties, major gas companies, independent gas concerns, and individual producers and operators may provide competition. Many of these competitors have greater financial and other resources than the companies marketing the production of the Trust. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. In addition, the Trust and Trustee do not independently monitor the working interest owners financial viability on an ongoing basis which may have an effect on the Trust and its ability to pay distributions to the Unitholders.
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
The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006

Torch Energy Royalty Trust
attributable to 2007 Trust revenues from which no tax was withheld. For more information about the Texas margin tax, see Note 3 to the Trust’s financial statements.
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

Torch Energy Royalty Trust
Net Proceeds Attributable to the Robinson’s Bend Field have declined significantly.
Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the Net Profits Interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. These expenses and expenditures are being reviewed by the Trust, including the Second Amendment of the Water Gathering and Disposal. The Trust receives no payments for distributions to Unitholders with respect to the Robinson’s Bend Field when proceeds do not exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). The Trust received approximately $0.6 million in 2006 (pertaining to production during the twelve month period ended September 30, 2006) for payments for distributions to Unitholders with respect to the Robinson’s Bend Field. The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during the years ended December 31, 2005 and 2007.
The Robinson’s Bend Field Cumulative Deficit at December 31, 2007 (pertaining to production as of September 30, 2007) was approximately $326,000. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
The market price for the Trust’s Units may not reflect the value of the Net Profits Interests held by the Trust.
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
The Trust is dependent on certain service providers to provide various services to the Trust.
The Trust relies on third party service providers to perform administrative services and other services for the Trust. Prior to April 1, 2008, Torch provided accounting, bookkeeping, informational and other

Torch Energy Royalty Trust
services to the Trust related to the Net Profits Interests pursuant to an Administrative Services Agreement and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. If the Trust is not able to hire qualified services providers to assist in the wind up and liquidation of the Trust, such inability might have a material adverse effect on the operations of the Trust.
Unitholders have limited voting rights.
Voting rights as a Unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unitholders or an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Agreement and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.
Item 1B. Unresolved Staff Comments
As of December 29, 2008, the Trust did not have any unresolved Securities and Exchange Commission staff comments.
Item 2. Properties
Description of the Underlying Properties
Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells (excluding Infill Wells) producing from the Miogyp “B” reservoir. As of December 31, 2007, one Infill Well has been drilled on the Underlying Properties in the Chalkley Field. The average working interest and net revenue interest (net to the Trust’s 20% interest) is approximately 3.2% and 2.4%. These wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the wells.
Robinson’s Bend Field. The Underlying Properties include an average 39.8% working interest (30.2% net revenue interest) in 392 wells (excluding Infill Wells) in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. As of December 31, 2007, 31 Infill Wells have been drilled on the Underlying Properties in the Robinson’s Bend Field. The average working interest and net revenue interest of the Robinson’s Bend Infill Wells (net to the Trust’s 20% interest) is approximately 6.7% and 5.1%, respectively. All of the wells in the Robinson’s Bend Field are operated by a third party, Robinson’s Bend Operating II, LLC.
Cotton Valley Fields. The Underlying Properties include an average 55.2% working interest (42.9% net revenue interest) in 41 wells (excluding Infill Wells) in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. As of December 31, 2007, 31 Infill Wells have been drilled on the Underlying Properties in the Cotton Valley Fields. The average working interest and net revenue interest of the Cotton Valley Fields Infill Wells (net to the Trust’s 20% interest) is approximately 13.9% and 11.2%, respectively. A subsidiary of Torch operates 40 of these wells. The remaining wells are operated by Samson Lone Star Limited Partnership (“Samson”).
Austin Chalk Fields. The Underlying Properties include an average of 17.6% working interest (14.0% net revenue interest) in 75 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling

Torch Energy Royalty Trust
techniques. A subsidiary of Torch operates two wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.
Oil and Gas Reserves
The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests was approximately $30.9 million as of December 31, 2007. Future cash flows attributable to the Robinson’s Bend Field’s Net Profits Interest were estimated to have no value to the Trust as of December 31, 2007. See Note 6 of the audited financial statements for additional information concerning the net proved reserves of the Net Profits Interests.

Torch Energy Royalty Trust
Well Count and Acreage Summary
The following table shows, as of December 31, 2007, the gross and net interest in oil and gas wells for the Underlying Properties:

	Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	6	.8	—	—
Robinson’s Bend Field	423	170.2	—	—
Cotton Valley Fields	72	25.2	—	—
Austin Chalk Fields	33	5.7	42	7.7

Total	534	201.9	42	7.7

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2007. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field	33,404	14,288
Cotton Valley Fields	4,411	2,606
Austin Chalk Fields	28,364	5,090

Total	68,331	22,332

Torch Energy Royalty Trust
Drilling Activity
The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2007. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.
All of the wells shown below represent Infill Wells drilled on the Underlying Properties in the Chalkley Field, Cotton Valley Fields and the Robinson’s Bend Field. The Net Profits Interest entitle the Trust to 20% of Infill Well Net Proceeds which is defined as gross proceeds from the sale of production attributable to Infill Wells less all production, drilling and completion costs of such wells. Infill Well Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis.

	Development Wells — Chalkley Field (a)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2007	1	0	1	0.03	0	0.03
2006	0	0	0	0	0	0
2005	0	0	0	0	0	0

	Development Wells — Cotton Valley Fields (b)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2007	2	0	2	0.3	0	0.3
2006	4	0	4	0.6	0	0.6
2005	6	0	6	0.7	0	0.7

	Development Wells — Robinson’s Bend Field (c)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2007	8	0	8	1.2	0	1.2
2006	12	0	12	0.6	0	0.6
2005	11	0	11	0.7	0	0.7

(a)	The Trust has not received cash distributions with respect to the Infill Well drilled in the Chalkley Field. As of December 31, 2007, costs and expenses exceeded gross revenues by approximately $3.0 million (before interest). The Trust will receive no payments for distributions with respect to the Chalkley Field Infill Well until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.

(b)	The Trust received cash distributions of approximately $0.4 million during 2007 with respect to the Infill Wells drilled in the Cotton Valley Fields. As of December 31, 2007, costs and expenses exceeded gross revenues by approximately $0.2 million. The Trust will receive no payments for distributions with respect to the Cotton Valley Fields Infill Wells until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses.

(c)	The Trust has not received cash distributions with respect to the Infill Wells drilled in the Robinson’s Bend Field. As of December 31, 2007, costs and expenses exceeded gross revenues by approximately $723,000. The Trust will receive no payments for distributions with respect to the Robinson’s Bend Infill Wells until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.
There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2007.

Torch Energy Royalty Trust
Oil and Gas Sales Prices and Production Costs
The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to cash distributions received by Unitholders during years ended December 31, 2007, 2006 and 2005 (derived from production during the twelve months ended September 30, 2007, 2006 and 2005, respectively).

	Chalkley, Cotton Valley
	And Austin Chalk Fields
	2007	2006	2005
Production:
Gas (MMcf)	1,811	1,955	2,088
Oil (Mbbl)	15	19	22

Weighted average lifting cost per Mcfe	$1.15	$1.01	$.96
Weighted average taxes on production per Mcfe	$.39	$.42	$.35
Weighted average sales price (a)	$4.29	$5.27	$4.45
Gas ($/Mcf)
Oil ($/Bbl)	$57.51	$58.56	$46.14

	Robinson’s Bend Field
	2007	2006	2005
Production:
Gas (MMcf)	1,667	1,762	1,826
Oil (Mbbl)	—	—	—

Weighted average lifting cost per Mcfe	$3.59	$3.43	$3.22
Weighted average taxes on production per Mcfe	$.34	$.45	$.36
Weighted average sales price (a)	$3.83	$4.71	$3.98
Gas ($/Mcf)
Oil ($/Bbl)	$—	$—	$—

(a)	Average sales prices are reflective of purchase prices paid by TEMI, pursuant to the Purchase Contract, less certain gathering, treating and transportation charges.
Item 3. Legal Proceedings
On October 16, 2008, Trust Venture Company, LLC and Wilmington Trust Company, solely in its capacity as Trustee for the Torch Energy Royalty Trust, (together, “Plaintiffs”) filed a petition against Torch Royalty Company, Torch E&P Company, and Constellation Energy Partners LLC (collectively, “Defendants”) in the District Court of Harris County, Texas. The petition sought to vacate the arbitration award issued by the JAMS Panel in Defendants’ favor on July 18, 2008 in the arbitration captioned Torch Royalty Co., et al. v. Wilmington Trust Co., et al., JAMS Reference No. 13100017310. See Item 1. Business — General for a description of the arbitration. Defendants filed a motion to dismiss the Plaintiffs’ petition and to confirm the arbitration award. On or about December 10, 2008, the Court entered an Order dismissing the petition and granting the Defendants’ motion to confirm the arbitration award. Trust Venture Company, LLC and the Trustee are reviewing the Order and have the right to appeal the decision.
On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs — including administrative costs and costs for water gathering, treating and disposal — that are deducted by the working interest owners of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust

Torch Energy Royalty Trust
(and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requests that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and has concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unit holders to authorize Trust Venture Company, LLC to commence a derivative action and provided its authorization as of December 30, 2008.
Item 4. Submission of Matters to a Vote of Unitholders
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the units to carry out the sale requirement under Section 9.03(e) if such assets have not been sold by January 28, 2009. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.
The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the units on the New York Stock Exchange (NYSE) or any other national quotation system.

Torch Energy Royalty Trust
PART II
Item 5. Market for Registrant’s Units and Related Unitholder Matters
The Units are listed and traded on the New York Stock Exchange under the symbol “TRU.” At March 1, 2008, there were 8,600,000 Units outstanding and approximately 224 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange (“NYSE”) and the amount of quarterly cash distributions per Unit made by the Trust:

			Cash
	High	Low	Distributions
Quarter ended March 31, 2006	$8.10	$6.84	$.35
Quarter ended June 30, 2006	$9.00	$7.13	$.25
Quarter ended September 30, 2006	$10.22	$7.02	$.14
Quarter ended December 31, 2006	$7.64	$6.28	$.10

Quarter ended March 31, 2007	$7.30	$6.16	$.10
Quarter ended June 30, 2007	$8.31	$6.33	$.10
Quarter ended September 30, 2007	$10.00	$7.11	$.12
Quarter ended December 31, 2007	$11.82	$7.51	$.16
On December 23, 2008, the high and low sales price per unit on the NYSE was $1.75 and $1.01, respectively. On March 31, 2008, the high and low sales price per unit on the NYSE was $10.03 and $10.00, respectively.
Item 6. Selected Financial Data (In thousands, except per Unit amounts)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net profits income	$4,842	$7,796	$5,818	$6,161	$8,969
Distributable income	$4,133	$7,262	$5,601	$5,657	$8,036
Distributions declared	$4,102	$7,250	$5,590	$5,728	$7,989
Distributable income per Unit	$0.48	$0.84	$0.65	$0.66	$0.93
Distributions per Unit	$0.48	$0.84	$0.65	$0.67	$0.93
Total assets (at end of period)	$16,694	$18,386	$21,675	$23,801	$26,458
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
Discussion of Years Ended December 31, 2007, 2006, and 2005
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2007, 2006 and 2005 are derived from actual oil and gas production from October 1, 2006 through September 30, 2007, October 1, 2005 through September 30, 2006 and October 1, 2004 through September 30, 2005, respectively. The following tables set forth oil and gas sales attributable to the Underlying Properties during the three years ended December 31, 2007.

	Bbls of Oil
	2007	2006	2005

Chalkley Field	4,027	4,520	5,155
Robinson’s Bend Field	—	—	—
Cotton Valley Fields	1,855	1,529	1,852

Austin Chalk Fields	9,229	12,787	15,315

Total	15,111	18,836	22,322

	Mcf of Gas
	2007	2006	2005

Chalkley Field	976,994	1,102,855	1,226,513
Robinson’s Bend Field	1,666,553	1,761,754	1,825,667
Cotton Valley Fields	643,745	664,283	684,434
Austin Chalk Fields	190,591	187,423	177,512

Total	3,477,883	3,716,315	3,914,126

For the year ended December 31, 2007, net profits income was $4.8 million, as compared to $7.8 million and $5.8 million for the same periods in 2006 and 2005, respectively. The decrease in net profits income during 2007 as compared to 2006 is due to lower average oil and gas prices paid to the Trust in 2007 combined with payments received by the Trust in 2006 with respect to the Robinson’s Bend Field. The increase in net profits income during 2006 as compared to 2005 is due to higher average gas prices paid to the Trust in 2006 combined with payments received by the Trust in 2006 with respect to the Robinson’s Bend Field.
Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s Bend Net Proceeds. The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during each of the years ended December 31, 2007 and 2005. The Trust received approximately $0.6 million in 2006 (pertaining to production during the twelve month period ended September 30, 2006) for payments for distributions to Unitholders with respect to the Robinson’s Bend Field.
The Robinson’s Bend Field Cumulative Deficit (pertaining to production as of September 30, 2007) is approximately $326,000. Neither the Trust nor Unitholders are liable to pay such deficit. However, the

Torch Energy Royalty Trust
Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,811,330 Mcf, 1,954,561 Mcf and 2,088,459 Mcf in 2007, 2006 and 2005, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,666,553 Mcf, 1,761,754 Mcf and 1,825,667 Mcf in 2007, 2006 and 2005, respectively. Gas production decreased during each of the years ended December 31, 2007 as a result of normal production declines. Oil production attributable to the Underlying Properties for the year ended December 31, 2007 was 15,111 Bbls as compared to 18,836 Bbls and 22,322 Bbls for the same periods in 2006 and 2005, respectively.
The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the year ended December 31, 2007 was $4.33 per MMBtu as compared to $5.28 and $4.43 per MMBtu for the years ended December 31, 2006 and 2005, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2007, 2006 and 2005 was $57.51, $58.56 and $46.14 per Bbl, respectively. When TEMI pays a purchase price for gas based on the Minimum Price, TEMI receives Price Credits which it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. As of December 31, 2007, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions during the three years ended December 31, 2007. See Item 1. Business and Item 3. Legal Proceedings.
Additionally, if the Index Price for gas exceeds $2.10 per MMBtu, adjusted annually for inflation ($2.26 per MMBtu, $2.22 per MMBtu and $2.18 per MMBtu for 2007, 2006 and 2005 production, respectively), TEMI is entitled to deduct 50% of such excess in calculating the purchase price. Such price sharing arrangement reduced Net Proceeds during the years ended December 31, 2007, 2006, and 2005 by $7.1 million, $11.1 million and $8.9 million, respectively.
During the years ended December 31, 2007, 2006 and 2005, the Trust was distributed approximately $400,000 $516,000 and $708,000, respectively, of Infill Well Proceeds generated from Infill Wells located in the Cotton Valley Fields.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating distributions during the years ended December 31, 2007, 2006 and 2005 totaled $2.8 million, $3.0 million and $3.4 million, respectively. The increase in costs and expenses during the year ended December 31, 2005 as compared to the years ended December 2007 and 2006 is mainly due to workovers performed on certain wells in 2005 in the Chalkley, Cotton Valley and Austin Chalk Fields.
General and administrative expenses during the year ended December 31, 2007 was $1.2 million as compared to $1.0 million and $0.9 million during each of the years ended December 31, 2006 and 2005, respectively. The increase in general and administrative expenses in 2007 as compared to 2006 is mainly due to an increase during 2007 for legal fees in connection with the termination of the Trust and for accounting fees in connection with Sarbanes-Oxley compliance. During each of the three years ended December 31, 2007, general and administrative expenses primarily relate to administrative services provided by Torch and the Trustee, legal fees, accounting fees and Unitholder report printing fees.
For the year ended December 31, 2007, distributable income was $4.1 million, or $0.48 per Unit, as compared to $7.3 million, or $0.84 per Unit, and $5.6 million, or $0.65 per Unit, for the same periods in 2006 and 2005, respectively. Total cash distributions of $4.1 million, or $0.48 per Unit, were made during the year ended December 31, 2007 as compared to $7.3 million, or $0.84 per Unit, and $5.6 million, or $0.65 per Unit, for the same periods in 2006 and 2005, respectively.

Torch Energy Royalty Trust
Net profits received by the Trust during the years ended December 31, 2007, 2006 and 2005, derived from production sold during the twelve months ended September 30, 2007, 2006 and 2005, respectively, was computed as shown in the following table (in thousands):

	Year Ended December 31,
	2007			2006				2005
	Chalkley,			Chalkley,				Chalkley,
	Cotton			Cotton				Cotton
	Valley and			Valley and				Valley and
	Austin	Robinson’s		Austin	Robinson’s			Austin	Robinson’s
	Chalk	Bend		Chalk	Bend			Chalk	Bend
	Fields	Field	Total	Fields	Field		Total	Fields	Field		Total

Oil and gas revenues	$8,649	$6,391		$11,409	$8,292			$10,330	$7,258

Direct operating expenses:
Lease operating expenses (including property tax)	2,195	5,986		2,078	6,051			2,126	5,873
Severance tax	741	568		877	797			778	652

	2,936	6,554		2,955	6,848			2,904	6,525

Net proceeds before capital expenditures	5,713	(163)		8,454	1,444			7,426	733
Capital expenditures	616	141		929	189			1,302	876

	5,097	(304)		7,525	1,255			6,124	(143)
Cumulative Deficit	—	—		—	(763)			—	—

	5,097	(304)		7,525	492
Net profits percentage	95%	— (a)		95%	—	(a)		95%	—	(a)

Net profits income	$4,842	$—	$4,842	$7,149	$647		$7,796	$5,818	$—		$5,818

(a)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the years ended December 31, 2005 and 2007 (pertaining to production during the twelve months ended September 30, 2005 and 2007, respectively) and during the quarter ended September 30, 2006 (pertaining to production during the quarter ended June 30, 2006).

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
All production from the Underlying Properties during the period applicable to this report was sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. Pursuant to the Purchase Contract, TEMI is obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which are calculated monthly. The Index Price calculation is based on market prices of oil and gas and therefore is subject to commodity price risk. The Purchase Contract expired upon termination of the Trust and provides a Minimum Price paid by TEMI for gas. See Item 1. Business and Item 1A. Risk Factors relating to the termination of the Trust and the arbitration proceeding relating to the proper calculation of the Net Profits Interests payments owed to the Trust following termination of the Trust. The Minimum Price is adjusted annually for inflation and was $1.83, $1.80 and $1.77 per MMBtu for 2007, 2006 and 2005, respectively. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct when the Index Price exceeds the Minimum Price. Additionally, if the Index Price exceeds the Sharing Price, TEMI is entitled to deduct such excess, the Price Differential. The Sharing Price was $2.26, $2.22 and $2.18 per MMBtu in 2007, 2006 and 2005, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment.

Torch Energy Royalty Trust
Item 8. Financial Statements and Supplementary Data

Torch Energy Royalty Trust
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:
We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We were not engaged to examine the Trustee’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.
As described in Note 2, the financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with the basis of accounting described in Note 2.
As discussed in Note 1 to the financial statements, the Trust terminated effective January 29, 2008. Certain responsibilities of the Trustee, including those associated with selling the assets of the Trust, are also described in Note 1.

/s/ UHY LLP
Houston, Texas
December 29, 2008

Torch Energy Royalty Trust
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	December 31,	December 31,
	2007	2006

ASSETS
Cash	$55	$1
Net profits interests in oil and gas properties (net of accumulated amortization of $163,961 and $162,215 at December 31, 2007 and 2006, respectively)	16,639	18,385

	$16,694	$18,386

LIABILITIES AND TRUST CORPUS

Trust expense payable	$245	$222
Trust corpus	16,449	18,164

	$16,694	$18,386

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

	Year Ended December 31,
	2007	2006	2005

Net profits income	$4,842	$7,796	$5,818
Infill Well Net Proceeds	400	516	708
Other income	54	0	0

	5,296	8,312	6,526

General and administrative expenses	1,163	965	925
Interest Expense	—	85	—

	1,163	1,050	925

Distributable income	$4,133	$7,262	$5,601

Distributable income per Unit (8,600 Units)	$0.48	$0.84	$0.65

Distributions per Unit	$0.48	$0.84	$0.65

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Trust corpus, beginning of year	$18,164	$21,441	$23,556
Amortization of Net Profits Interests	(1,746)	(3,289)	(2,126)
Distributable income	4,133	7,262	5,601
Distributions to Unitholders	(4,102)	(7,250)	(5,590)

Trust Corpus, end of year	$16,449	$18,164	$21,441

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
The Trust has no officers, directors or employees. The Trustee relies solely on receiving accurate information, reports and other representations from services providers to the Trust and Torch in the ordinary course of its duties as Trustee. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations of Torch.
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) if such assets have not been sold prior to January 28, 2009. Therefore, after termination of the Trust, the remaining assets of the Trust will be sold, and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
As previously disclosed by Torch Energy Royalty Trust (the “Trust”) in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2008, the Trust received a letter from the NYSE Regulation, Inc. (the “NYSE”) on April 16, 2008 informing the Trust that, as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) with the SEC, the Trust was subject to certain procedures as specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual (“Section 802.01E”) and further, regardless of the procedures specified in Section 802.01E, the NYSE could commence delisting procedures at any time during any period that is available to complete the filing of the 2007 Annual Report, if circumstances warrant.
As the Trust had been unable to obtain complete and accurate information regarding reserve information and the financial statements of the Trust required to be included in the 2007 Annual Report, the Trust remained unable to timely file its 2007 Annual Report. Therefore, the Trust requested an extension for continued listing and trading on the NYSE notwithstanding its failure to file its 2007 Annual Report. On

Torch Energy Royalty Trust
Notes to Financial Statements
October 22, 2008, the Trust issued a press release (the “Press Release”) disclosing the receipt of notice from the NYSE, received on October 17, 2008, of the NYSE’s grant of such an extension, providing the Trust until December 31, 2008 to complete and file its 2007 Annual Report with the SEC. However, the NYSE stated in its extension grant that such extension is subject to reassessment on an ongoing basis and the NYSE would closely monitor the Trust’s progress in completing and filing the 2007 Annual Report. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria could result in a suspension of the Trust’s listing and trading privileges.
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
The Trustee is authorized and directed to sell and convey the Net Profits Interests without Unitholder approval in certain instances as described in the Trust Agreement, including upon termination of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants, legal and financial advisors and agents (including Torch) and to make payments of all fees for services or expenses out of the assets of the Trust.
2. Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2007, 2006 and 2005 are derived from oil

Torch Energy Royalty Trust
Notes to Financial Statements
and gas production sold during the twelve-month periods ended September 30, 2007, 2006 and 2005, respectively. General and administrative expenses are recognized on an accrual basis.
•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to Trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No such impairment was recorded during the three years ended December 31, 2007.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
3. Federal Income Taxes and Texas State Margin Tax
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
In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.”
Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. This revenue would be sourced to Texas under new Texas Comptroller guidance sourcing such income according to the principal place of business of the Trust, which is Texas.
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the

Torch Energy Royalty Trust
Notes to Financial Statements
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
On February 20, 2008, the Trust announced a cash distribution of 3.0 cents per unit, payable on March 10, 2008 to unitholders of record on February 29, 2008. This cash distribution is attributable to fourth quarter 2007 production from the Underlying Properties of the Trust. Pursuant to Section 3.07 of the Trust Agreement of the Trust, the Trustee has established a cash reserve for the payment of contingent or uncertain liabilities associated with the liquidation and winding up of the Trust and the Trust’s arbitration and the cash reserve for Trust liabilities as of February 20, 2008 was $1,032,000.
On July 22, 2008, the Trust reported the receipt of the cash payment received from Torch Royalty Company, Torch E&P Company and Constellation Energy Partners, LLC (the “working interest owners”) of the Underlying Properties of the Trust for the production associated with the first quarter of 2008. All amounts received from the working interest owners relating to the first quarter of 2008 or $1,660,173 was allocated into the reserve account. The cash payment from the working interest owners for the production relating to the first quarter of 2008 includes periods prior to the termination date of the Trust on January 29, 2008 and the post termination period of the first quarter of 2008. The working interest owners were required to deposit all proceeds of production following the termination date of the Trust on January 29, 2008 payable to the Trust or the Louisiana Trust attributable to the Conveyances into a non-interest bearing account (the “Deposit Account”). Due to the fact that the Net Profits Interests were not sold or a definitive agreement for sale thereof was not entered into prior to the 150th day following the termination date of the Trust (i.e., June 27, 2008), the working interest owners paid all amounts deposited in the Deposit Account to the Trust and all amounts attributable to the Conveyances thereafter payable to the Trust are required to be paid to the Trust and the Louisiana Trust in accordance with the terms of such Conveyances.
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). The Purchase Contract terminated with the termination of the Trust. At all times in the periods set forth in this report the Purchase Contract was in full force and effect. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has assumed the applicability of such terms for purpose of this report. See Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings regarding developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.

Torch Energy Royalty Trust
Notes to Financial Statements
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
The Purchase Contract also provides that a minimum price paid by TEMI for gas production is $1.70 per MMBtu adjusted annually for inflation (“Minimum Price”). When TEMI pays a purchase price based on the Minimum Price it receives price credits (“Price Credits”) equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis. As of December 31, 2007, TEMI had no outstanding Price Credits. No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three years ended December 31, 2007.
In addition, if the Index Price for gas exceeds $2.10 per MMBtu adjusted annually for inflation (“Sharing Price”), TEMI is entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2007, 2006 and 2005 were reduced by $7.1 million, $11.1 million and $8.9 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment. The Minimum Price in 2007, 2006 and 2005 was approximately $1.83, $1.80 and $1.77 per MMBtu for 2007, 2006 and 2005, respectively. The Sharing Price in 2007, 2006 and 2005 was approximately $2.26, $2.22 and $2.18 per MMBtu, respectively.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculations attributable to the Underlying Properties for the years ended December 31, 2007, 2006 and 2005 were $16.5 million, $21.4 million and $19.2 million, respectively.
Gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu adjusted annually for inflation ($0.308, $0.303 and $0.298 per MMBtu for 2007, 2006 and 2005, respectively, plus fuel usage equal to 5% of revenues. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the

Torch Energy Royalty Trust
Notes to Financial Statements
purchase price for production from 73 of the 423 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu for production attributable to certain wells. This transportation fee is paid to a third party. During the years ended December 31, 2007, 2006 and 2005, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2007, 2006 and 2005, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.5 million, $1.7 million and $1.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $200,000, $191,000 and $184,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Administrative Services Agreement
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust relies on third party service providers to perform administrative services for the Trust. Prior to April 1, 2008, Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to an administrative services agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008.
Pursuant to the Trust Agreement, Torch and the Trust entered into an administrative services agreement, effective October 1, 1993. The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter commencing October 1, 1993. The amount of the administrative services fee is adjusted annually, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $414,000, $407,000 and $400,000 were paid by the Trust to Torch during the three years ended December 31, 2007, 2006 and 2005, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $41,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rate. In accordance with provisions in the Trust Agreement, the Trustee may increase its compensation for its administrative services as a result of unusual or extraordinary services rendered by the Trustee. During 2005, due to the impact of the Sarbanes-Oxley Act on the Trust, the Trustee increased its compensation for administrative services to $80,000 per year. Total administrative and transfer agent fees charged by the Trustee were $95,000 for each of the years ended December 31, 2007 and 2006. Such fees charged by the Trustee during the year ended December 31, 2005 were $84,000.

Torch Energy Royalty Trust
Notes to Financial Statements
6. Supplemental Oil and Gas Information (Unaudited)
Total proved oil and gas reserves attributable to the Net Profits Interests as of December 31, 2007, 2006 and 2005 are based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. (“Independent Reserve Engineers”). Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. See Item 1A. Risk Factor “The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves.” for information regarding assumptions and price volatility.
Reserve Quantities:
The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2007, 2006 and 2005, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the net proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.
Year-end reserves at December 31, 2007 were 10.5 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2006 and 2005 reserves of 10.6 Bcfe and 19.5 Bcfe, respectively. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests are estimated utilizing the Purchase Contract Price for gas, after gathering fees ($4.71, $4.06 and $5.55 per Mcf for 2007, 2006 and 2005, respectively). Such Purchase Contract prices were calculated utilizing the Henry Hub gas prices on the last day of the entity’s fiscal year ($6.80, $5.64 and $10.08 per MMBtu for 2007, 2006 and 2005, respectively).
The revisions of the estimated oil and gas volumes and the related present value of the estimated net future revenues as of December 31, 2007, 2006 and 2005 is primarily a result of fluctuations of natural gas prices on each of the years then ended. The Robinson’s Bend Field estimated reserves as of December 31, 2005, 2006 and 2007 were estimated to have no value.

	2007		2006		2005
	Oil	Gas	Oil	Gas	Oil	Gas
Description	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved reserves at beginning of year	42	10,302	56	19,164	61	14,055
Revisions	15	1,032	(5)	(7,687)	7	6,300
Extensions and discoveries	—	—	—	30	—	—
Production	(9)	(1,132)	(9)	(1,205)	(12)	(1,191)

Proved reserves at end of year	48	10,202	42	10,302	56	19,164

Proved developed reserves at beginning of year	42	10,273	54	18,789	55	12,025

Proved developed reserves at end of year	48	10,202	42	10,273	54	18,789

Torch Energy Royalty Trust
Notes to Financial Statements
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):
Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2007, 2006 and 2005 are presented in the following table:

	December 31,
	2007	2006	2005
Future cash inflows	$84,417	$73,506	$260,111
Future costs and expenses	(31,595)	(28,941)	(151,917)

Net future cash flows	52,822	44,565	108,194
Discount at 10% for timing of cash flows	(21,944)	(18,189)	(47,409)

Present value of future net cash flows for proved reserves	$30,878	$26,376	$60,785

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$26,376	$60,785	$38,987
Sales of oil and gas produced, net of production costs	(5,584)	(5,843)	(7,143)
Accretion of discount	2,638	6,079	3,899
Extensions and discoveries	0	82	—
Revision of prior-year estimates, change in prices and other	7,448	(34,727)	25,042

Balance at end of year	$30,878	$26,376	$60,785

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, “Disclosure about Oil and Gas Producing Activities.” The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.

Torch Energy Royalty Trust
Notes to Financial Statements
7. Quarterly Financial Data (Unaudited — in thousands, except per Unit amounts)
The following table sets forth, for the periods indicated, summarized quarterly financial data:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	Per Unit

Quarter ended March 31, 2007	$1,081	$825	$.10
Quarter ended June 30, 2007	1,158	818	.10
Quarter ended September 30, 2007	1,360	1,082	.12
Quarter ended December 31, 2007	1,243	1,408	.16

	$4,842	$4,133	$.48

Quarter ended March 31, 2006	$3,216	$3,003	$.35
Quarter ended June 30, 2006	2,014	2,173	.25
Quarter ended September 30, 2006	1,488	1,248	.15
Quarter ended December 31, 2006	1,078	838	.09

	$7,796	$7,262	$.84

Torch Energy Royalty Trust
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Torch and Watkins, Meegan, Drury and Co. LLC.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust relies on third party service providers to perform administrative services for the Trust. Prior to April 1, 2008, Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to an Administrative Services Agreement and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. The Trust continues to review its current internal control over financial reporting and is in the process of hiring a qualified administrative service provider to assist in the wind up and liquidation of the Trust which may change the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting.
The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended.
The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with a modified cash basis of accounting as described in Note 2 to the notes to financial statements, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are

Torch Energy Royalty Trust
subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Trustee assessed the effectiveness of the internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Trustee believes that, as of December 31, 2007, the Trust’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the Trustee’s report in this annual report.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Registrant has no directors, executive officers or employees. The Trustee is a corporate trustee that may be removed as trustee under the Trust Agreement, with or without cause, at a meeting duly called and held by the affirmative vote of Unitholders of not less than a majority of all the Units then outstanding. Any such removal of the Trustee shall be effective only at such time as a successor trustee fulfilling the requirements of Section 3807(a) of the Delaware Statutory Trust Act has been appointed and has accepted such appointment.
The Registrant has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the Trust does not have any such officers or employees. The Trust has no directors and therefore no audit committee or audit committee financial expert or a nominating committee.
Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trust, the Trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Units during and for the year ended December 31, 2007.
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

Torch Energy Royalty Trust
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 27, 2008, certain information with respect to the ownership of Units held by all persons known by the Trust to be the beneficial owners of 5% or more of the outstanding Units. Information set forth in the table with respect to beneficial ownership of Units has been obtained from filings made by the named beneficial owners with the Securities and Exchange Commission as of March 31, 2008. The Trust has no officers, directors or directors. The Trust does not have an “Equity Compensation Plan”.

	Shares Beneficially Owned
Name of Beneficial Owner and Address	Units	Percent of Class
5% Unitholder: (1)
Trust Venture Company, LLC (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830	6,440,800	74.9%
Trust Acquisition Company, LLC (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Silver Point Capital, L.P. (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Edward A. Mule (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Robert J. O’Shea (2) Two Greenwich Plaza, First Floor Greenwich Plaza, First Floor Greenwich, CT 06830

(1)	Based on Schedule 13 D/A filed on March 31, 2008.

(2)	Trust Venture Company, LLC, Trust Acquisition Company, LLC, Silver Point Capital, L.P., Edward A. Mule and Robert J. O’Shea are each a reporting person and member of a reporting group pursuant to a Joint Filing Agreement dated as of July 6, 2007 for purposes of the Securities Exchange Act of 1934, as amended.

Torch Energy Royalty Trust
As of December 22, 2008,(3) Trust Venture Company, LLC, Trust Acquisition Company, LLC, Silver Point Capital, L.P., Edward A. Mule and Robert J. O’Shea were the beneficial owners of 6,502,762 Units or 75.6% of the outstanding Units of the Company.

(3)	Based on Form 4 filed on April 1, 2008, Form 4 filed on April 3, 2008, Form 4 filed April 8, 2008, Form 4 filed April 10, 2008, Form 4 filed April 14, 2008, Form 4 filed April 16, 2008, Form 4 filed April 18, 2008, Form 4 filed April 22, 2008, Form 4 filed April 28, 2008 and Form 4 filed April 30, 2008.
Item 13. Certain Relationships and Related Transactions
Administrative Services Agreement
Pursuant to the Trust Agreement, Torch and the Trust entered into the Administrative Services Agreement effective October 1, 1993. The following summary of certain provisions of the Administrative Services Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Administrative Services Agreement. The Trust relies on third party service providers to perform administrative services for the Trust. Prior to April 1, 2008, Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to an administrative services agreement effective October 1, 1993 (“Administrative Services Agreement”) and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. As of the date of this report, the Trust has not hired another provider but has relied on various service providers since April 1, 2008.
The Trust is obligated, throughout the term of the Trust, to pay to Torch each quarter an administrative services fee for accounting, bookkeeping, informational and other services relating to the Net Profits Interests. The administrative services fee is $87,500 per calendar quarter, adjusted annually, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics. Administrative services fees of $414,000, $407,000 and $400,000 were paid by the Trust to Torch during the years ended December 31, 2007, 2006 and 2005, respectively.
Marketing Arrangement
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to TEMI under a Purchase Contract. Under the Purchase Contract which terminated upon the termination of the Trust (January 29, 2008), TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which are calculated monthly. The Purchase Contract also provides that TEMI pay the Minimum Price for gas production. When TEMI pays a purchase price based on the Minimum Price, it receives Price Credits equal to the difference between the Index Price and the Minimum Price that it is entitled to deduct in determining the purchase price when the Index Price for gas exceeds the Minimum Price. Price Credits are computed on a monthly basis, and as of December 31, 2007, TEMI had no outstanding Price Credits.
In addition, if the Index Price for gas exceeds the Sharing Price, TEMI is entitled to deduct the Price Differential in determining the purchase price. As a result of such Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2007, 2006 and 2005 were reduced by $7.1 million, $11.1 million and $8.9 million, respectively. TEMI has an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinues the Minimum Price commitment, it will no longer be entitled to deduct the Price Differential in calculating the purchase

Torch Energy Royalty Trust
price and will forfeit all accrued Price Credits. TEMI has not exercised its option to discontinue the Minimum Price Commitment. The Minimum Price in 2007, 2006 and 2005 was approximately $1.83, $1.80 and $1.77 per MMBtu, respectively. The Sharing Price in 2007, 2006 and 2005 was approximately $2.26, $2.22 and $2.18 per MMBtu, respectively.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) from TEMI included in the Net Proceeds calculation attributable to the Underlying Properties for the years ended December 31, 2007, 2006 and 2005 were $16.5 million, $21.4 million and $19.2 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, in effect during the period of this report, entitles TEMI to deduct certain gas gathering, treating and transportation costs in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that may be deducted in calculating the purchase price for such gas are set forth in the Purchase Contract and are not affected by the actual costs incurred by TEMI to gather, treat and transport gas. In the Robinson’s Bend Field, TEMI is entitled to deduct a gathering, treating and transportation fee of $0.26 per MMBtu commencing October 1, 1993 adjusted for inflation ($0.308, $0.303 and $0.298 per MMBtu for 2007, 2006 and 2005, respectively), plus fuel usage equal to 5% of revenues, payable to Bahia Gas Gathering, Ltd., a subsidiary of Torch, pursuant to a gas gathering agreement. Additionally, a fee of $0.05 per MMBtu, representing a gathering fee payable to a non-affiliate of Torch, is deducted in calculating the purchase price for production from 73 of the 423 wells in the Robinson’s Bend Field. TEMI also deducts $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields, as a fee to gather, treat and transport gas production. TEMI deducts from the purchase price for gas a transportation fee of $0.045 MMBtu for production attributable to certain wells in the Cotton Valley Fields. During the years ended December 31, 2007, 2006 and 2005, gas gathering, treating and transportation fees, deducted by TEMI from the Net Proceeds calculations attributable to production during the twelve months ended September 30, 2007, 2006 and 2005 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.5 million, $1.7 million and $1.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Item 14. Principal Accountant Fees and Services
The firm of UHY LLP (“UHY’) acts as our principal independent registered public accounting firm. Through December 29, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full-time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full-time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to UHY. Any pre-approval of services performed by UHY and related fees is granted by the Trustee. The outside auditors are appointed and engaged by the Trustee. Fees for services performed by UHY for the years ended December 31, 2007 and 2006 are:

Torch Energy Royalty Trust

	2007	2006
Audit Fees	$121,000	$111,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$121,000	$111,000

Torch Energy Royalty Trust
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Torch Energy Royalty Trust
     Report of Independent Registered Public Accounting Firm
     Statements of Assets, Liabilities and Trust Corpus at December 31, 2007 and 2006
     Statements of Distributable Income for the Years Ended December 31, 2007, 2006 and 2005
     Statements of Changes in Trust Corpus for the Years Ended December 31, 2007, 2006 and 2005
     Notes to Financial Statements
2.	Financial Statement Schedules
Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
3.	Exhibits
Exhibit
Number Exhibit
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	—	Form of Torch Energy Royalty Trust Agreement.*

4.2	—	Form of Louisiana Trust Agreement.*

4.3	—	Specimen Trust Unit Certificate.*

4.4	—	Designation of Ancillary Trustee.*
10.	Material Contracts.
10.1	—	Purchase Agreement between TRC, Velasco and TEMI.*

10.2	—	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*

10.3	—	Amendment to Gas Gathering Agreement.*

10.4	—	Water Gathering and Disposal Agreement and First Amendment between Torch Energy Associates, Ltd. and Velasco.*

10.5	—	Form of Texas Conveyance.*

10.6	—	Form of Louisiana Conveyance.*

10.7	—	Form of Alabama Conveyance.*

10.8	—	Standby Performance Agreement between Torch and the Trust.*

10.9	—	Amendment to Water Gathering Contract.*

10.10	—	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *

10.11	—	Second amendment to Water Gathering and Disposal Agreement (previously filed on Form 8-K on February 11, 2008).**

Torch Energy Royalty Trust
23.	Consents of Experts and Counsel.
23.1	—	Consent of T.J. Smith & Company, Inc.

23.2	—	Consent of Netherland, Sewell and Associates, Inc.

23.3	—	Consent of Watkins, Meegan, Drury and Co. LLC
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Section 1350 Certifications.
32.1	—	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Incorporated by reference from Form 8-K dated February 11, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORCH ENERGY ROYALTY TRUST
By:	Wilmington Trust Company,
not in its individual capacity but solely as Trustee for the Trust

By:	/s/ Bruce L. Bisson
Bruce L. Bisson, Vice President

Date: December 30, 2008
(The Trust has no employees, directors or executive officers.)