Form 10-Q
period 2008-03-31
TORCH ENERGY ROYALTY TRUST
filed 2009-11-25
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST
PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and gas prices, future production costs, future oil and gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) which burden certain oil and gas properties (“Underlying Properties”) and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).

TORCH ENERGY ROYALTY TRUST
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2008 and December 31, 2007 and financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2008 and December 31, 2007, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The Trust has no officers, directors or employees. The Trust has no officers, directors or employees. The Trust and Trustee rely solely on receiving accurate information, reports and other representations from Torch and other service providers to the Trust. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations.
As previously disclosed by Trust in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2009, the Trust received a letter from the NYSE Regulation, Inc. (the “NYSE”) on May 1, 2009 informing the Trust that, as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”) with the SEC, the Trust was subject to certain procedures as specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual (“Section 802.01E”) and further, regardless of the procedures specified in Section 802.01E, the NYSE could commence delisting procedures at any time during any period that is available to complete the filing of the 2008 Annual Report, if circumstances warrant.
As the Trust had been unable to obtain complete and accurate information regarding reserve information and the financial statements of the Trust required to be included in the 2008 Annual Report, the Trust remained unable to timely file its 2008 Annual Report. Therefore, the Trust requested an extension for continued listing and trading on the NYSE notwithstanding its failure to file its 2008 Annual Report.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	March 31,
	2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$1,033	$55
Net profits interests in oil and gas properties (Net of accumulated amortization of $164,409 and $163,961 at March 31, 2008 and December 31, 2007, respectively)	16,191	16,639

	$17,224	$16,694

LIABILITIES AND TRUST CORPUS
Trust expense payable	$795	$245
Trust corpus	16,429	16,449

	$17,224	$16,694

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net profits income	$1,484	$1,082
General and administrative expenses	798	257

Distributable income	$686	$825

Distributable income per Unit (8,600 Units)	$.08	$.10

Distributions per Unit	$.03	$.10

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Trust corpus, beginning of period	$16,449	$18,164
Amortization of Net Profits Interests	(448)	(490)
Distributable income	686	825
Distributions to Unitholders	(258)	(851)

Trust corpus, end of period	$16,429	$17,648

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
1. Nature of Operations
The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden certain oil and gas properties (“Underlying Properties”) and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008. See footnote 5, Related Party Transactions: Marketing Arrangements, for oil and gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties. Following the termination of the Trust, the Trustee established a non-interest bearing segregated cash reserve account (“Cash Reserve”) for certain actual, contingent and uncertain liabilities of the Trust. See footnote 4, Distributions and Income Computations,

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and certain working interest owners (TRC, Torch E&P Company and Constellation) of the Underlying Properties were involved in an arbitration proceeding relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. The working interest owners contended that the pricing mechanism contained in the terminated Purchase Contract (including the sharing price and minimum price mechanism) should continue to be utilized to calculate the quarterly Net Profits Interests payments. In the arbitration proceeding, the Trustee, contended that the sharing price mechanism of the Purchase Contract (which determined the calculation of the Net Profits Interests prior to the termination of the Oil and Gas Purchase Contract) did not survive the termination of the Purchase Contract or the termination of the Trust. On April 11, 2008, Trust Venture Company, LLC (“Trust Venture”), which owns the majority of Units in the Trust, submitted an unopposed request to intervene in the arbitration and became a party to the arbitration. Trust Venture agreed with the Trustee, and took the position in the arbitration, that the sharing price mechanism of the Purchase Contract did not survive the termination of the Purchase Contract or the termination of the Trust.
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party was required to bear its own fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding down of the Trust. See also Part II, Item 1. Legal Proceedings for subsequent event information concerning the arbitration and Award Notice.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
On October 15, 2009, the Trust issued a press release (the “Press Release”) disclosing the receipt of notice from the NYSE, received on October 9, 2009, of the NYSE’s grant of such an extension, providing the Trust until December 31, 2009 to complete and file its 2008 Annual Report with the SEC. However, the NYSE stated in its extension grant that such extension is subject to reassessment on an ongoing basis and the NYSE would closely monitor the Trust’s progress in completing and filing the 2008 Annual Report. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria could result in a suspension of the Trust’s listing and trading privileges.
2. Basis of Accounting and Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2008 and 2007 are derived from oil and gas production sold during the three-month periods ended December 31, 2007 and 2006, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month periods ended March 31, 2008 and 2007.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
3. Federal Income Taxes and Texas State Margin Tax
Tax counsel has advised the Trust and Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association taxable as a business entity.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. This revenue would be sourced to Texas under Texas Comptroller guidance that provides such income is sourced according to the principal place of business of the Trust, which is Texas.
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.
On March 10, 2008, the Trust paid a 3.0 cents per Unit cash distribution to Unitholders of Record on February 29, 2008. This cash distribution was attributable to the fourth quarter 2007 production from the Underlying Properties. This cash distribution was reduced by $1.0 million for monies allocated to the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Cash Reserve. The Trust made no additional cash distributions to Unitholders during the year ended December 31, 2008.
During the three months ended March 31, 2008, the Trust received cash payments totaling $1.5 million from the Working Interest Owners for net profits income pertaining to production from the Underlying Properties during the three months ended December 31, 2007. Of these cash receipts, $1.2 million was allocated into the Cash Reserve. As of March 31, 2008 the Cash Reserve was $1.0 million.
On May 22, 2009, the Trust announced a cash distribution of 35.0 cents per Unit, payable on June 10, 2009 to Unitholders of record on June 1, 2009. A significant amount of this cash distribution was attributable to the release of a portion of the Cash Reserve, totaling $2.4 million or 27 cents per Unit. Also included in this cash distribution were Net Proceeds pertaining to Underlying Property production during the quarter ended March 31, 2009 totaling $0.6 million, or 8 cents per Unit.
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Upon termination of the Trust, the Purchase Contract expired and the Working Interest Owners calculate the Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the sharing price and minimum price commitment mechanisms) as the expired Purchase Contract. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has assumed the applicability of such terms for purpose of this report. See Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings of the Form 10-K for

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
the year ended December 31, 2008 filed with the SEC on November 25, 2009 regarding developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expired upon termination of the Trust. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which were calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sold production.
The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for gas production. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. In addition, if the Index Price for gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. As a result of such sharing price arrangement, net proceeds attributable to the underlying properties during the three months ended March 31, 2008 and 2007 were deducted by $1.7 million and $1.7 million, respectively. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. TEMI had no outstanding Price Credits on the Termination Date and had not exercised its option to discontinue the Minimum Price Commitment prior to the Purchase Contract’s expiration date.
After the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) included in the Net Proceeds calculations attributable to the Underlying Properties for the three months ended March 31, 2008 and 2007 were $4.0 million and $4.2 million, respectively.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson’s Bend Field, TEMI deducted a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.314, $0.308 and $0.303 per MMBtu for 2008, 2007, and 2006, respectively), plus fuel usage equal to 5% of revenues. Additionally, a gathering fee of $0.05 per MMBtu was deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. TEMI deduct $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducted from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. Upon the Trust’s termination, the Working Interest Owners became entitled to deduct the same gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
During the three months ended March 31, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million and $0.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Administrative Services Agreement
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust.
Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. On November 7, 2008, an agreement was entered into between the Trust and Torch that engaged Torch to provide certain accounting services in connection with the Trust’s preparation and filing of the Trust’s Form 10-K for the year ended December 31, 2007.
To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch currently provides certain accounting and

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees paid by the Trust to Torch during each of the three-month periods ended March 31, 2008 and 2007 were $0.1 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $51,000 and $47,000 during the three months ended March 31, 2008 and 2007, respectively.
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
Total administrative and transfer agent fees charged by the Trustee during the three months ended March 31, 2008 and 2007 were $48,000 and $25,000, respectively.
6. Trust Expense Payable
The Trust expense payable was $0.8 million as of March 31, 2008. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, Sarbanes-Oxley Section 404 compliance services and administrative services fees.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2008 and 2007 is derived from actual oil and gas produced during the three months ended December 31, 2007 and 2006, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2008		2007
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,032	225,479	1,028	259,886
Robinson’s Bend Field	—	403,060	—	435,075
Cotton Valley Fields	629	149,763	202	163,658
Austin Chalk Fields	2,834	24,633	3,889	51,704

	4,495	802,935	5,119	910,323

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
For the three months ended March 31, 2008, net profits income was $1.5 million, up 36% from net profits income of $1.1 million for the same period in 2007. Such increase is mainly attributable to a decrease in costs and expenses deducted from Net Proceeds payable to the Trust during the three months ended March 31, 2008 combined with higher oil and gas prices paid to the Trust in 2008 as compared to 2007.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2008 and 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended December 31, 2007, gross revenues exceeded costs and expenses by approximately $106,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of March 31, 2008 (pertaining to production through December 31, 2007), the Robinson’s Bend Cumulative Deficit was approximately $225,000.

TORCH ENERGY ROYALTY TRUST
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 399,875 Mcf and 475,248 Mcf during the three months ended December 31, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 403,060 Mcf and 435,075 Mcf during the three months ended December 31, 2007 and 2006, respectively. Oil production attributable to the Underlying Properties for the three months ended December 31, 2007 and 2006 was 4,495 Bbls and 5,119 Bbls, respectively. Gas and oil production decreased during 2008 as a result of normal production declines
During the three months ended March 31, 2008, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.45 per MMBtu as compared to $4.18 per MMBtu for the three months ended March 31, 2007. During the three months ended March 31, 2008, the average price used to calculate Net Proceeds for oil was $80.14 per Bbl as compared to $52.16 per Bbl for the three months ended March 31, 2007.
Prior to the Trust’s termination on January 29, 2008, TEMI deducted the Price Differential and was committed to pay a Minimum Price for gas. When TEMI paid a purchase price for gas based on the Minimum Price, TEMI received Price Credits which it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. TEMI had not exercised its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date. Additionally, if the Index Price for gas exceeded $2.10 per MMBtu, adjusted annually for inflation ($2.30 per MMBtu, $2.26 per MMBtu and $2.22 per MMBtu for 2008, 2007 and 2006 production, respectively), TEMI deducted 50% of such excess in calculating the Net Proceeds payable to the Trust.
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended March 31, 2008 and 2007. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during each of the three-month periods ended March 31, 2008 and 2007 by $1.7 million.
During the three months ended March 31, 2008 and 2007, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross

TORCH ENERGY ROYALTY TRUST
revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended March 31, 2008 and 2007 totaled $0.4 million and $0.9 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.3 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three months ended March 31, 2008 and 2007, respectively.
General and administrative expenses amounted to $0.8 million and $0.3 million, respectively, for the three months ended March 31, 2008 and 2007. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the three month periods ended March 31, 2008 and 2007, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended March 31, 2008, the Trust received cash payments totaling $1.5 million from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2007. Of these cash receipts, $1.2 million was allocated into the Cash Reserve. The Cash Reserve as of March 31, 2008 was $1.0 million.
The foregoing resulted in distributable income of $0.7 million, or $0.08 per Unit, for the three months ended March 31, 2008, as compared to $0.8 million, or $0.10 per Unit, for the same period in 2007. Cash distributions of $0.3 million, or $0.03 per Unit, were made during the three months ended March 31, 2008 as compared to $0.9 million, or $0.10 per Unit, for the same period in 2007.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three-month periods ended March 31, 2008 and 2007, derived from production sold during the three months ended December 31, 2007 and 2006, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and gas revenues	$2,147	$1,581	$3,728	$2,236	$1,604	$3,840

Direct operating expenses:
Lease operating expenses and property tax	429	1,332	1,761	671	1,478	2,149
Severance tax	152	139	291	210	144	354

	581	1,471	2,052	881	1,622	2,503

Net proceeds before capital expenditures	1,566	110	1,676	1,355	(18)	1,337
Capital expenditures	4	4	8	216	32	248

Net proceeds	1,562	106	1,668	1,139	(50)	1,089
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,484	$—	$1,484	$1,082	$—	$1,082

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
All production from the Underlying Properties during the period from the inception of the Trust to the Trust’s termination on January 29, 2008 was sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. The Purchase Contract expired upon the Trust’s termination. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which were calculated monthly. The Index Price calculation was based on market prices of oil and gas and therefore was subject to commodity price risk. The Purchase Contract also provided a Minimum Price paid by TEMI for gas. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price, it received Price Credits equal to the difference between the Index Price and the Minimum Price that TEMI was entitled to deduct when the Index Price exceeded the Minimum Price. Additionally, if the Index Price exceeded the Sharing Price, TEMI was entitled to deduct such excess, the Price Differential. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had the annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential and would forfeit all accrued Price Credits. TEMI did not exercise its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date.
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of March 31, 2008.

TORCH ENERGY ROYALTY TRUST
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In their evaluation of disclosure controls and procedures, the Trustee and Trust has relied, to the extent considered reasonable, on information provided by Watkins Meegan LLC.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.

TORCH ENERGY ROYALTY TRUST
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On October 16, 2008, Trust Venture Company, LLC and Wilmington Trust Company, solely in its capacity as Trustee for the Torch Energy Royalty Trust, (together, “Plaintiffs”) filed a petition against Torch Royalty Company, Torch E&P Company, and Constellation Energy Partners LLC (collectively, “Defendants”) in the District Court of Harris County, Texas. The petition sought to vacate the arbitration award issued by the JAMS Panel in Defendants’ favor on July 18, 2008 in the arbitration captioned Torch Royalty Co., et al. v. Wilmington Trust Co., et al., JAMS Reference No. 13100017310. See Item 1. Business – General of the annual report of Trust for the year ended December 31, 2008 filed with the SEC on November 25, 2009 for a description of the arbitration. Defendants filed a motion to dismiss the Plaintiffs’ petition and to confirm the arbitration award. On or about December 10, 2008, the Court entered an Order dismissing the petition and granting the Defendants’ motion to confirm the arbitration award.
On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs — including administrative costs and costs for water gathering, treating and disposal — that are deducted by the working interest owners of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust (and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requested that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unitholders to authorize Trust Venture Company, LLC

TORCH ENERGY ROYALTY TRUST
to commence a derivative action and provided its authorization as of December 30, 2008.
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), Trust Venture intended to commence a derivative action against Constellation Energy Partners LLC, the working interest owners of certain oil and gas fields located in Alabama, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Net Overriding Royalty Conveyance filed of record in Tuscaloosa County, Alabama. On December 30, 2008, Trust Venture filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging such overcharges, challenging the calculation of the Net Profits Interests under the conveyances that were used to transfer the net profits interests in each state, and demanding an accounting of Constellation Energy Partners LLC’s revenues and expenses. In response to the derivative lawsuit, on February 9, 2009, Constellation Energy Partners LLC filed in Alabama state court a motion to dismiss such lawsuit without prejudice in favor of arbitration in Texas on various grounds, including Trust Venture’s alleged lack of standing and Trust Venture’s alleged failure to comply with certain contractual agreements. The Alabama state court denied Constellation Energy Partners LLC’s motion to dismiss on February 25, 2009, and so the Alabama derivative action is proceeding against Constellation Energy Partners LLC.
On February 12, 2009, the Trustee received a certified copy of a demand for arbitration dated February 9, 2009 by Constellation Energy Partners LLC before JAMS in Texas (the “Demand Notice”) seeking a declaratory judgment that Constellation Energy Partners LLC (i) correctly calculated and paid the Net Profits Interests payments due to the Trust, (ii) correctly charged the Trust for certain well accounting services and severance taxes, and (iii) has complied with its contractual reporting requirements due to the Trust. In the Demand Notice, Constellation Energy Partners LLC claimed that, because the Trust authorized Trust Venture to file the derivative lawsuit, “there exists a judicable conflict between Constellation Energy Partners LLC and the Trust that is subject to resolution by arbitration.”
On February 12, 2009, Trust Venture filed an emergency motion in Alabama state court to stay the arbitration demanded by Constellation Energy Partners LLC until such time as the court issues a judgment as to the enforceability of the arbitration agreement made by and between the Trust and Constellation Energy Partners LLC. The court denied that motion on February 25, 2009. On March 9, 2009, the Trustee filed its own motion in the same Alabama state court seeking to intervene in the derivative action for

TORCH ENERGY ROYALTY TRUST
the limited purpose of moving for a stay of the Texas arbitration until resolution of the derivative action. The Alabama state court heard oral argument on the Trustee’s motion on March 25, 2009, and on April 1, 2009, the Alabama state court denied the Trustee’s motion to stay the Texas arbitration and further denied Constellation Energy Partners LLC’s motion to stay the Alabama state court derivative action. Subsequently, the Trustee filed a motion to dismiss or stay the Texas arbitration with JAMS and the arbitration panel heard oral argument on April 10, 2009 and on April 13, 2009 granted the Trustee’s motion to stay the Texas arbitration proceedings pending the outcome of the Alabama derivative action. The arbitration panel subsequently entered an Order of Dismissal with respect to the Texas arbitration dated July 27, 2009. There can be no assurance as to the outcome or result of the Alabama derivative litigation or that Constellation Energy Partners LLC will not challenge the Order of Dismissal entered by the arbitration panel on July 27, 2009 or file other arbitration claims. On August 21, 2009, the Alabama state court added the Trust as a nominal plaintiff in the Alabama derivative action that is proceeding against Constellation Energy Partners LLC.
ITEM 1A. Risk Factors
The Trust believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on November 25, 2009 (the “2008 Form 10-K”). You should carefully consider such risk factors as presented in the 2008 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Unitholders
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at a meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was

TORCH ENERGY ROYALTY TRUST
terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.
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
Bruce L. Bisson
Vice President

Date: November 25, 2009
(The Trust has no employees, directors or executive officers.)