Form 10-Q
period 2008-06-30
TORCH ENERGY ROYALTY TRUST
filed 2009-11-25
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
As of June 30, 2008, 8.6 million Units of Beneficial Interest were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2008 and December 31, 2007 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2008 and December 31, 2007, the distributable

TORCH ENERGY ROYALTY TRUST
income and changes in trust corpus for the three-month and six-month periods ended June 30, 2008 and 2007 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30,
	2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$2,582	$55

Net profits interests in oil and gas properties (Net of accumulated amortization of $164,840 and $163,961 at March 31, 2008 and December 31, 2007, respectively)	15,760	16,639

	$18,342	$16,694

LIABILITIES AND TRUST CORPUS

Trust expense payable	$2,172	$245

Trust corpus	16,170	16,449

	$18,342	$16,694

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net profits income	$1,582	$1,158	$3,066	$2,240

Other Income	6	—	6	—

	1,588	1,158	3,072	2,240

General and administrative expenses	1,416	340	2,214	597

Distributable income	$172	$818	$858	$1,643

Distributable income per Unit (8,600 Units)	$.02	$.10	$.10	$.19

Distributions per Unit	$.00	$.10	$.03	$.20

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$16,429	$17,648	$16,449	$18,164
Amortization of Net Profits	(431)	(471)	(879)	(961)
Interests
Distributable income	172	818	858	1,643
Distributions to Unitholders	—	(860)	(258)	(1,711)

Trust corpus, end of period	$16,170	$17,135	$16,170	$17,135

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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and certain working interest owners (TRC, Torch E&P Company and Constellation Energy Partners LLC) of the Underlying Properties were involved in an arbitration proceeding relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. The working interest owners contended that the pricing mechanism contained in the terminated Purchase Contract (including the sharing price and minimum price mechanism) should continue to be utilized to calculate the quarterly Net Profits Interests payments. In the arbitration proceeding, the Trustee contended that the sharing price mechanism of the Purchase Contract (which determined the calculation of the Net Profits Interests prior to the termination of the Oil and Gas Purchase Contract) did not survive the termination of the Purchase Contract or the termination of the Trust. On April 11, 2008, Trust Venture Company, LLC (“Trust Venture”), which owns the majority of Units in the Trust, submitted an unopposed request to intervene in the arbitration and became a party to the arbitration. Trust Venture agreed with the Trustee, and took the position in the arbitration, that the sharing price mechanism of the Purchase Contract did not survive the termination of the Purchase Contract or the termination of the Trust.
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
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2008 and 2007 are derived from oil and gas production sold during the three-month periods ended March 31, 2008 and 2007, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2008 and 2007.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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
Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. This revenue would be sourced to Texas under Texas Comptroller guidance sourcing that provides such income is sourced according to the principal place of business of the Trust, which is Texas.
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
On March 10, 2008, the Trust paid a 3.0 cents per Unit cash distribution to Unitholders of Record on February 29, 2008. This cash distribution was attributable to the fourth quarter 2007 production from the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Underlying Properties. This cash distribution was reduced by $1.0 million for monies allocated to the Cash Reserve. The Trust made no additional cash distributions to Unitholders during the year ended December 31, 2008.
In June 2008, the Trust received cash payments totaling $1,660,173 from the Working Interest Owners mainly pertaining to Underlying Property production during the first quarter of 2008. Such payments related to periods prior to the termination date of the Trust on January 29, 2008 and the post termination period of the first quarter of 2008. The Working Interest Owners were required to deposit all proceeds of production following the termination date of the Trust on January 29, 2008 payable to the Trust or the Louisiana Trust attributable to the Conveyances into a non-interest bearing account (the “Trust Account”). Due to the fact that the Net Profits Interests were not sold or a definitive agreement for sale thereof was not entered into prior to the 150th day following the termination date of the Trust (i.e., June 27, 2008), the Working Interest Owners paid all amounts deposited in the Trust Account to the Trust and all amounts attributable to the Conveyances thereafter payable to the Trust are required to be paid to the Trust and the Louisiana Trust in accordance with the terms of such Conveyances. All of the $1,660,173 cash payment was allocated to the Cash Reserve.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
During the three months ended June 30, 2008, the Trust received cash payments totaling $1.6 million from the Working Interest Owners for net profits income pertaining to production from the Underlying Properties during the three months ended March 31, 2008. Of these cash receipts, $1.6 million was allocated into the Cash Reserve. As of June 30, 2008 the Cash Reserve was $2.6 million.
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
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Upon termination of the Trust, the Purchase Contract expired and the Working Interest Owners calculate the Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the sharing price and minimum price commitment mechanisms) as the expired Purchase Contract. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has assumed the applicability of such terms for purpose of this report. See Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings of the Form 10-K for the year ended December 31, 2008 filed with the SEC on November 25, 2009 regarding developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for gas production. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. In addition, if the Index Price for gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. As a result of such sharing price arrangement, net proceeds, attributable to the underlying properties during the six months ended June 30, 2008 and 2007 were deducted by $3.8 million and $3.5 million, respectively. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. TEMI had no outstanding Price Credits on the Termination Date and had not exercised its option to discontinue the Minimum Price Commitment prior to the Purchase Contract’s expiration date.
After the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) included in the Net Proceeds calculations attributable to the Underlying Properties for the three months ended June 30, 2008 and 2007 were $4.3 million and $4.2 million, respectively. Such gross revenues included in the Net Proceeds calculations attributable to the Underlying Properties during the six months ended June 30, 2008 and 2007 were $8.3 million and $8.4 million, respectively.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
During the three months ended June 30, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended March 31, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the six months ended March 31, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.6 million and $0.8 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch currently provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees paid by the Trust to Torch during each of the three-month periods ended June 30, 2008 and 2007 were $0.1 million. Services fees paid by the Trust to Torch during each of the six-month periods ended June 30, 2008 and 2007 were $0.2 million.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 and $51,000 during the three months ended June 30, 2008 and 2007, respectively. Such fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $106,000 and $98,000 during the six months ended June 30, 2008 and 2007, respectively.
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
Total administrative and transfer agent fees charged by the Trustee during the three months ended June 30, 2008 and 2007 were $73,000 and $24,000, respectively. Such fees charged by the Trustee during the six months ended June 30, 2008 and 2007 were $121,000 and $48,000, respectively.
6. Trust Expense Payable
The Trust expense payable was $2.2 million as of June 30, 2008. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, Sarbanes-Oxley Section 404 compliance services and administrative services fees.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2008 and 2007 is derived from actual oil and gas produced during the three months ended March 31, 2008 and 2007, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2008 and 2007 is derived from oil and gas produced during the six months ended March 31, 2008 and 2007, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2008		2007
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	1,013	210,764	1,069	246,293
Robinson’s Bend Field	—	387,761	—	412,998
Cotton Valley Fields	270	146,162	714	159,726
Austin Chalk Fields	2,424	31,945	2,021	58,312

	3,707	776,632	3,804	877,329

	Six Months Ended June 30,
	2008		2007
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	2,045	436,243	2,097	506,179
Robinson’s Bend Field	—	790,821	—	848,073
Cotton Valley Fields	899	295,925	916	323,384
Austin Chalk Fields	5,258	56,578	5,910	110,016

	8,202	1,579,567	8,923	1,787,652

TORCH ENERGY ROYALTY TRUST
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
For the three months ended June 30, 2008, net profits income was $1.6 million, up 33% from net profits income of $1.2 million for the same period in 2007. Such increase is attributable to higher oil and gas prices paid to the Trust in 2008 combined with a decrease in costs and expenses deducted from the Net Proceeds payable to the Trust in 2008 as compared to 2007.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended June 30, 2008 and 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended March 31, 2008, costs and expenses exceeded gross revenues by approximately $47,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2008 (pertaining to production through March 31, 2008), the Robinson’s Bend Cumulative Deficit was approximately $275,000.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 388,871 Mcf and 464,331 Mcf during the three months ended March 31, 2008 and 2007, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 387,761 Mcf and 412,998 Mcf during the three months ended March 31, 2008 and 2007, respectively. Oil production attributable to the Underlying Properties for the three months ended March 31, 2008 and 2007 was 3,707 Bbls and 3,804 Bbls, respectively. Gas and oil production decreased during 2008 as a result of normal production declines
During the three months ended June 30, 2008, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.98 per MMBtu as compared to $4.36 per MMBtu for the three months ended June 30, 2007. During the three months ended June 30, 2008, the average price used to calculate Net Proceeds for oil was $87.78 per Bbl as compared to $49.96 per Bbl for the three months ended June 30, 2007.
Prior to the Trust’s termination on January 29, 2008, TEMI deducted the Price Differential and was committed to pay a Minimum Price for gas. When TEMI paid a purchase price for gas based on the Minimum Price, TEMI received Price Credits which it was entitled to deduct in determining the purchase price when the Index Price for gas

TORCH ENERGY ROYALTY TRUST
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended June 30, 2008 and 2007. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended June 30, 2008 and 2007 by $2.0 million and $1.8 million, respectively.
During the three months ended June 30, 2008 and 2007, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended June 30, 2008 and 2007 totaled $0.4 million and $0.8 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during each of the three months ended June 30, 2008 and 2007.
General and administrative expenses amounted to $1.4 million and $0.3 million, respectively, for the three months ended June 30, 2008 and 2007. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the three-month periods ended June 30, 2008 and 2007, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

TORCH ENERGY ROYALTY TRUST
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended June 30, 2008, the Trust received cash payments totaling $1.6 million from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2008. Of these cash receipts, $1.6 million was allocated into the Cash Reserve. The Cash Reserve as of June 30, 2008 was $2.6 million.
The foregoing resulted in distributable income of $0.2 million, or $0.02 per Unit, for the three months ended June 30, 2008, as compared to $0.8 million, or $0.10 per Unit, for the same period in 2007. Cash distributions of $0.9 million, or $0.10 per Unit, were made during the three months ended June 30, 2007. No cash distributions were made to the Unitholders during the three months ended June 30, 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
For the six months ended June 30, 2008, net profits income was $3.1 million, up 41% from net profits income of $2.2 million for the same period in 2007. Such increase is attributable to a decrease in costs and expenses deducted from Net Proceeds payable to the Trust during the six months ended June 30, 2008 combined with higher oil and gas prices paid to the Trust in 2008 as compared to 2007.
The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2008 and 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six months ended March 31, 2008, gross revenues exceeded costs and expenses by approximately $59,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2008 (pertaining to production through March 31, 2008), the Robinson’s Bend Cumulative Deficit was approximately $275,000.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 788,746 Mcf and 939,579 Mcf during the six months ended March 31, 2008 and 2007, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 790,821 Mcf and 848,073 Mcf during the six months ended March 31, 2008 and 2007, respectively. Oil production attributable to the Underlying Properties for the six months ended March 31, 2008 and 2007 was 8,202 Bbls and 8,923 Bbls, respectively. Gas and oil production decreased during 2008 as a result of normal production declines

TORCH ENERGY ROYALTY TRUST
During the six months ended June 30, 2008, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $4.71 per MMBtu as compared to $4.27 per MMBtu for the six months ended June 30, 2007. During the six months ended June 30, 2008, the average price used to calculate Net Proceeds for oil was $83.60 per Bbl as compared to $51.22 per Bbl for the six months ended June 30, 2007.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six months ended June 30, 2008 and 2007. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six months ended June 30, 2008 and 2007 by $3.8 million and $3.5 million, respectively.
During the six months ended June 30, 2008 and 2007, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the six months ended June 30, 2008 and 2007 totaled $0.8 million and $1.7 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $2.9 million and $3.1 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the six months ended June 30, 2008 and 2007, respectively.

TORCH ENERGY ROYALTY TRUST
General and administrative expenses amounted to $2.2 million and $0.6 million, respectively, for the six months ended June 30, 2008 and 2007. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the six-month periods ended June 30, 2008 and 2007, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the six months ended June 30, 2008, the Trust received cash payments totaling $3.1 million from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the six months ended March 31, 2008. Of these cash receipts, $2.6 million was allocated into the Cash Reserve. The Cash Reserve as of June 30, 2008 was $2.6 million.
The foregoing resulted in distributable income of $0.2 million, or $0.02 per Unit, for the six months ended June 30, 2008, as compared to $1.6 million, or $0.19 per Unit, for the same period in 2007. Cash distributions of $0.3 million, or $0.03 per Unit, were made during the six months ended June 30, 2008. Cash distributions of $1.7 million, or $0.20 per Unit, were made during the six months ended June 30, 2007.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three and six month periods ended June 30, 2008 and 2007, derived from production sold during the three and six months ended March 31, 2008 and 2007, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and gas revenues	$2,298	$1,710	$4,008	$2,180	$1,598	$3,778

Direct operating expenses:
Lease operating expenses and property tax	370	1,595	1,965	557	1,523	2,080
Severance tax	225	162	387	198	141	339

	595	1,757	2,352	755	1,664	2,419

Net proceeds before capital expenditures	1,703	(47)	1,656	1,425	(66)	1,359
Capital expenditures	38	—	38	206	41	247

Net proceeds	1,665	(47)	1,618	1,219	(107)	1,112
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,582	$—	$1,582	$1,158	$—	$1,158

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and gas revenues	$4,445	$3,291	$7,736	$4,417	$3,202	$7,619

Direct operating expenses:
Lease operating expenses and property tax	799	2,927	3,726	1,228	3,000	4,228
Severance tax	377	301	678	408	285	693

	1,176	3,228	4,404	1,636	3,285	4,921

Net proceeds before capital expenditures	3,269	63	3,332	2,781	(83)	2,698
Capital expenditures	42	4	46	423	73	496

Net proceeds	3,227	59	3,286	2,358	(156)	2,202
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$3,066	$—	$3,066	$2,240	$—	$2,240

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
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2008.

TORCH ENERGY ROYALTY TRUST
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In their evaluation of disclosure controls and procedures, the Trustee and Trust has relied, to the extent considered reasonable, on information provided by Torch and Watkins Meegan LLC.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.

TORCH ENERGY ROYALTY TRUST
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On October 16, 2008, Trust Venture Company, LLC and Wilmington Trust Company, solely in its capacity as Trustee for the Torch Energy Royalty Trust, (together, “Plaintiffs”) filed a petition against Torch Royalty Company, Torch E&P Company, and Constellation Energy Partners LLC (collectively, “Defendants”) in the District Court of Harris County, Texas. The petition sought to vacate the arbitration award issued by the JAMS Panel in Defendants’ favor on July 18, 2008 in the arbitration captioned Torch Royalty Co., et al. v. Wilmington Trust Co., et al., JAMS Reference No. 13100017310. See Item 1. Business — General of the annual report of Trust for the year ended December 31, 2008 filed with the SEC on November 25, 2009 for a description of the arbitration. Defendants filed a motion to dismiss the Plaintiffs’ petition and to confirm the arbitration award. On or about December 10, 2008, the Court entered an Order dismissing the petition and granting the Defendants’ motion to confirm the arbitration award.
On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs — including administrative costs and costs for water gathering, treating and disposal — that are deducted by the working interest owners of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust (and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requested that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unitholders to authorize Trust Venture Company, LLC to commence a derivative action and provided its authorization as of December 30, 2008.

TORCH ENERGY ROYALTY TRUST
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
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Unitholders
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at a meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it

TORCH ENERGY ROYALTY TRUST
will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.
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