Form 10-Q
period 2008-09-30
TORCH ENERGY ROYALTY TRUST
filed 2009-11-25
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of September 30, 2008, 8.6 million Units of Beneficial Interest were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2008 and 2007 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2008 and December 31, 2007, the distributable income and

TORCH ENERGY ROYALTY TRUST
changes in trust corpus for the three-month and nine-month periods ended September 30, 2008 and 2007 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)
ASSETS

	September 30,
	2008	December 31, 2007
	(Unaudited)
Cash	$3,042	$55
Restricted Cash	307

Net profits interests in oil and gas properties (Net of accumulated amortization of $165,281 and $163,961 at September 30, 2008 and December 31, 2007, respectively)	15,319	16,639

	$18,668	$16,694

LIABILITIES AND TRUST CORPUS

Trust expense payable	$1,847	$245

Trust corpus	16,821	16,449

	$18,668	$16,694

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net profits income	$1,655	$1,360	$4,721	$3,600

Infill Well Proceeds and other income	12	11	18	11

	1,667	1,371	4,739	3,611

General and administrative expenses	575	289	2,789	886

Distributable income	$1,092	$1,082	$1,950	$2,725

Distributable income per Unit (8,600 Units)	$.13	$.13	$.23	$.32

Distributions per Unit	$.00	$.12	$.03	$.32

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$16,170	$17,135	$16,449	$18,164

Amortization of Net Profits Interests	(441)	(440)	(1,320)	(1,401)

Distributable income	1,092	1,082	1,950	2,725

Distributions to Unitholders	—	(1,049)	(258)	(2,760)

Trust corpus, end of period	$16,821	$16,728	$16,821	$16,728

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
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and the Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See footnote 5, Related Party Transactions: Marketing Arrangements, for oil and gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties. Following the termination of the Trust, the Trustee established a non-interest bearing cash reserve account (“Cash Reserve”) for certain actual, contingent and uncertain liabilities of the Trust. See footnote 4, Distributions and Income Computations, for additional information concerning the Cash Reserve. Because no additional

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2008 and 2007 are derived from oil and gas production sold during the three-month and nine-month periods ended June 30, 2008 and 2007, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and nine-month periods ended September 30, 2008 and 2007.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
Restricted cash represents monies paid to the Trust by a working interest owner of the Underlying Properties that may represent a potential overpayment pertaining to oil and gas sales from certain Infill Wells during periods subsequent to the Trust’s termination.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
During the three months ended September 30, 2008, the Trust received cash payments totaling $2.0 million from the Working Interest Owners for net profits income mainly pertaining to production from the Underlying Properties during the three months ended June 30, 2008 (including $0.3 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment - see note 6 to the financial statements). Of these cash receipts, $1.7 million was allocated into the Cash Reserve. As of September 30, 2008 the Cash Reserve was $3.0 million
On May 22, 2009, the Trust announced a cash distribution of 35.0 cents per Unit, payable on June 10, 2009 to Unitholders of record on June 1, 2009. A significant amount of this cash distribution was attributable to the release of a portion of the Cash Reserve, totaling $2.4 million or 27 cents per Unit. Also included in this cash distribution were Net Proceeds pertaining to Underlying Property production during the quarter ended March 31, 2009 totaling $0.6 million, or 8 cents per Unit.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for gas production. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. In addition, if the Index Price for gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. As a result of such sharing price arrangement, net proceeds attributable to the underlying properties during the nine months ended September 30, 2008 and 2007, were deducted by $6.8 million and $5.6 million, respectively. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. TEMI had no outstanding Price Credits on the Termination Date and had not exercised its option to discontinue the Minimum Price Commitment prior to the Purchase Contract’s expiration date.
After the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) included in the Net Proceeds calculations attributable to the Underlying Properties during the three months ended September 30, 2008 and 2007 were $5.5 million and $4.4 million, respectively. Such gross revenues for the nine-month periods ended September 30, 2008 and 2007 were $13.8 million and $12.8 million, respectively.
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
During the three months ended September 30, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended June 30, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.4 million, respectively. During the nine months ended September 30, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the nine months ended September 30, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million and $1.1 million, respectively.
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
Services fees paid by the Trust to Torch during each of the three-month periods ended September 30, 2008 and 2007 were $0.1 million. Services fees paid by the Trust to Torch during each of the nine-month periods ended September 30, 2008 and 2007 were $0.3 million.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 and $51,000 during the three months ended September 30, 2008 and 2007, respectively. Such fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $161,000 and $149,000 during the nine months ended September 30, 2008 and 2007, respectively.
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
Total administrative and transfer agent fees charged by the Trustee during the three months ended September 30, 2008 and 2007 were $25,000 and $24,000, respectively. Such fees charged by the Trustee during the nine months ended September 30, 2008 and 2007 were $146,000 and $71,000, respectively.
6. Trust Expense Payable
The Trust expense payable was $1.8 million as of September 30, 2008. Such liability represents $1.5 million of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, Sarbanes-Oxley Section 404 compliance services and administrative services fees. The remaining $0.3 million Trust expense payable represents a potential overpayment from a working interest owner of the Underlying Properties pertaining to oil and gas sales from certain Infill Wells during periods subsequent to the Trust’s termination.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2008 and 2007 is derived from actual oil and gas produced during the three months ended June 30, 2008 and 2007, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2008 and 2007 is derived from oil and gas produced during the nine months ended June 30, 2008 and 2007, respectively. Oil and gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2008		2007
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	828	207,689	1,049	239,122
Robinson’s Bend Field	—	389,754	—	410,302
Cotton Valley Fields	304	140,636	420	159,820
Austin Chalk Fields	2,251	51,283	1,628	_38,387

	3,383	789,362	3,097	847,631

	Nine Months Ended September 30,
	2008		2007
	Bbls	Mcf	Bbls	Mcf
	of Oil	of Gas	of Oil	of Gas
Chalkley Field	2,873	643,932	3,146	745,301
Robinson’s Bend Field	—	1,180,575	—	1,258,375
Cotton Valley Fields	1,203	436,561	1,336	483,204
Austin Chalk Fields	7,509	107,861	7,538	_148,403

	11,585	2,368,929	12,020	2,635,283

TORCH ENERGY ROYALTY TRUST
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
For the three months ended September 30, 2008, net profits income was $1.7 million, up 21% from net profits income of $1.4 million for the same period in 2007. Such increase is mainly attributable to higher oil and gas prices paid to the Trust in 2008 as compared to 2007.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended September 30, 2008 and 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended June 30, 2008, gross revenues exceeded costs and expenses by approximately $148,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2008 (pertaining to production through June 30, 2008), the Robinson’s Bend Cumulative Deficit was approximately $131,000.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 399,608 Mcf and 437,329 Mcf during the three months ended September 30, 2008 and 2007, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 389,754 Mcf and 410,302 Mcf during the three months ended June 30, 2008 and 2007, respectively. Oil production attributable to the Underlying Properties for the three months ended June 30, 2008 and 2007 was 3,383 Bbls and 3,097 Bbls, respectively. Gas and oil production decreased during 2008 as a result of normal production declines
During the three months ended September 30, 2008, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $6.26 per MMBtu as compared to $4.74 per MMBtu for the three months ended September 30, 2007. During the three months ended September 30, 2008, the average price used to calculate Net Proceeds for oil was $113.40 per Bbl as compared to $67.92 per Bbl for the three months ended September 30, 2007.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended September 30, 2008 and 2007. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended September 30, 2008 and 2007 by $3.1 million and $2.1 million, respectively.
During the three months ended September 30, 2008 and 2007, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended September 30, 2008 and 2007 totaled $1.0 million and $0.7 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.9 million and $1.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three months ended September 30, 2008 and 2007, respectively.
General and administrative expenses amounted to $0.6 million and $0.3 million, respectively, for the three months ended September 30, 2008 and 2007. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the three month periods ended September 30, 2008 and 2007, general and administrative expenses include costs pertaining to the administrative services provided by Torch and

TORCH ENERGY ROYALTY TRUST
the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended September 30, 2008, the Trust received cash payments totaling $2.0 million (including $0.3 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment) from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended June 30, 2008. Of these cash receipts, $1.7 million was allocated into the Cash Reserve. The Cash Reserve as of September 30, 2008 was $3.0 million.
The foregoing resulted in distributable income of $1.1 million, or $0.13 per Unit, for each of the three-month periods ended September 30, 2008 and 2007. Cash distributions of $1.0 million, or $0.12 per Unit, were made during the three months ended September 30, 2007. The Trust received no cash distributions during the three months ended September 30, 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
For the nine months ended September 30, 2008, net profits income was $4.7 million, up 30% from net profits income of $3.6 million for the same period in 2007. Such increase is attributable to higher oil and gas prices paid to the Trust and a decrease in costs and expenses deducted from Net Proceeds payable to the Trust during 2008 as compared to 2007. Such favorable variances were offset by a decline in oil and gas produced and sold from the Underlying Properties during 2008 as compared to 2007.
The Trust received no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2008 and 2007. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the nine months ended June 30, 2008, gross revenues exceeded costs and expenses by approximately $207,000. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2008 (pertaining to production through June 30, 2008), the Robinson’s Bend Cumulative Deficit was approximately $131,000.

TORCH ENERGY ROYALTY TRUST
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,188,354 Mcf and 1,376,908 Mcf during the nine months ended June 30, 2008 and 2007, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,180,575 Mcf and 1,258,375 Mcf during the nine months ended June 30, 2008 and 2007, respectively. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2008 and 2007 was 11,585 Bbls and 12,020 Bbls, respectively. Gas and oil production decreased during 2008 as a result of normal production declines.
During the nine months ended September 30, 2008, the average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, was $5.23 per MMBtu as compared to $4.42 per MMBtu for the nine months ended September 30, 2007. During the three months ended September 30, 2008, the average price used to calculate Net Proceeds for oil was $92.30 per Bbl as compared to $55.52 per Bbl for the nine months ended September 30, 2007.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine months ended September 30, 2008 and 2007. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the nine months ended September 30, 2008 and 2007 by $6.8 million and $5.6 million, respectively.
During the nine months ended September 30, 2008 and 2007, the Trust received no payments with respect to the Infill Wells since costs and expenses exceeded gross revenues generated from the Infill Wells. Such Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.

TORCH ENERGY ROYALTY TRUST
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the nine months ended September 30, 2008 and 2007 totaled $1.8 million and $2.3 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $4.8 million and $4.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the nine months ended September 30, 2008 and 2007, respectively.
General and administrative expenses amounted to $2.8 million and $0.9 million, respectively, for the nine months ended September 30, 2008 and 2007. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the nine-month periods ended September 30, 2008 and 2007, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the nine months ended September 30, 2008, the Trust received cash payments totaling $5.0 million (including $0.3 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment) from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the nine months ended June 30, 2008. Of these cash receipts, $4.3 million was allocated into the Cash Reserve. The Cash Reserve as of September 30, 2008 was $3.0 million.
The foregoing resulted in distributable income of $2.0 million, or $0.23 per Unit, for the nine months ended September 30, 2008, as compared to $2.7 million, or $0.32 per Unit, for the same period in 2007. Cash distributions of $0.3 million, or $0.03 per Unit, were made during the nine months ended September 30, 2008. Cash distributions of $2.8 million, or $0.32 per Unit, were made during the nine months ended September 30, 2007.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three and nine month periods ended September 30, 2008 and 2007, derived from production sold during the three and nine months ended June 30, 2008 and 2007, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and gas revenues	$2,922	$2,221	$5,143	$2,275	$1,726	$4,001

Direct operating expenses:
Lease operating expenses and property tax	330	1,850	2,180	526	1,545	2,071
Severance tax	211	223	434	183	156	339

	541	2,073	2,614	709	1,701	2,410

Net proceeds before capital expenditures	2,381	148	2,529	1,566	25	1,591
Capital expenditures	639	—	639	134	(61)	73

Net proceeds	1,742	148	1,890	1,432	86	1,518
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,655	$—	$1,655	$1,360	$—	$1,360

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and gas revenues	$7,367	$5,512	$12,879	$6,691	$4,929	$11,620

Direct operating expenses:
Lease operating expenses and property tax	1,129	4,777	5,906	1,754	4,545	6,299
Severance tax	588	524	1,112	591	441	1,032

	1,717	5,301	7,018	2,345	4,986	7,331

Net proceeds before capital expenditures	5,650	211	5,861	4,346	(57)	4,289
Capital expenditures	681	4	685	557	13	570

Net proceeds	4,969	207	5,176	3,789	(70)	3,719
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$4,721	$—	$4,721	$3,600	$—	$3,600

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
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have

TORCH ENERGY ROYALTY TRUST
not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of September 30, 2008.
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.

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
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Unitholders
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at a meeting of Unitholders held on January 29, The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it

TORCH ENERGY ROYALTY TRUST
will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.
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