Form 10-K
period 2008-12-31
TORCH ENERGY ROYALTY TRUST
filed 2009-11-25
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $19.5 million.
     At March 31, 2009, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

Torch Energy Royalty Trust
Annual Report on Form 10-K
For the fiscal year ended December 31, 2008

-i-

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

Torch Energy Royalty Trust
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See Marketing Arrangements in this section for oil and gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties. Following the termination of the Trust, the Trustee established a non-interest bearing segregated cash reserve account (“Cash Reserve”) for payment by the Trust of certain actual, contingent and uncertain liabilities of the Trust. See footnote 4 of the Trust’s audited financial statements for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee, thereafter, must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.

Torch Energy Royalty Trust
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and certain working interest owners (TRC, Torch E&P Company and Constellation Energy Partners LLC) of the Underlying Properties were involved in an arbitration proceeding relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. The working interest owners contended that the pricing mechanism contained in the terminated Purchase Contract (including the sharing price and minimum price mechanism) should continue to be utilized to calculate the quarterly Net Profits Interests payments. In the arbitration proceeding, the Trustee, not in its individual capacity but solely as Trustee of the Trust, contended that the sharing price mechanism of the Purchase Contract (which determined the calculation of the Net Profits Interests prior to the termination of the Oil and Gas Purchase Contract) did not survive the termination of the Purchase Contract or the termination of the Trust. On April 11, 2008, Trust Venture Company, LLC, which owns the majority of Units in the Trust, submitted an unopposed request to intervene in the arbitration and became a party to the arbitration. Trust Venture Company, LLC agreed with the Trustee, and took the position in the arbitration, that the sharing price mechanism of the Purchase Contract did not survive the termination of the Purchase Contract or the termination of the Trust.
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

Torch Energy Royalty Trust
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
After the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson’s Bend Field, TEMI was entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.314, $0.308 and $0.303 per MMBtu for 2008, 2007, and 2006, respectively), plus fuel usage equal to 5% of revenues. Additionally, a gathering fee of $0.05 per MMBtu was deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. TEMI deducted $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducted from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. Upon the Trust’s termination, the Working Interest Owners deducted the same gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
During the years ended December 31, 2008, 2007 and 2006, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2008, 2007 and 2006 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled

Torch Energy Royalty Trust
$1.4 million, $1.5 million and $1.7 million for 2008, 2007 and 2006, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
Neither the Trust nor the Trustee is a party to the Agreement or the Second Amendment and the Trust did not approve or ratify the Second Amendment. No assurance can be given of the effect of the Second Amendment on the Trust, its assets or the production costs chargeable to the Trust based on the Agreement. Pursuant to the Alabama net overriding royalty conveyance for the Trust, certain production costs including “second category costs” as defined in the conveyance are chargeable to the Trust, provided that the costs and expenses paid by a working interest owner to an affiliate of the working interest owner and chargeable to the Trust for performing such operations or services shall not exceed competitive contract charges prevailing in the area for such operations or services. The Trust believes that the costs associated with the Agreement are considered “second category costs” and are likely subject to the competitive limitation noted above. See also Item 3. Legal Proceedings for subsequent event information concerning these matters.
Net Profits Interests
The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2008, 2007 and 2006 and is not expected to do so in the future.
The Net Profits Interests also entitle the Trust to 20% of the Net Proceeds of wells drilled on the Underlying Properties since the Trust’s establishment into formations in which the Trust has an interest, other than wells drilled to replace damaged or destroyed wells (“Infill Wells”). Infill Wells Net Proceeds (“Infill Well Net Proceeds”) represent the aggregate gross revenues received from Infill Wells less the aggregate amount of the following Infill Well costs: i) property, production, severance and similar taxes; ii) development costs; iii) operating costs; and iv) interest on the recovered portion, if any, of the foregoing costs computed at a rate of interest announced publicly by Citibank, N.A. in New York as its base rate.
Availability of Reports
The Trust’s principal offices are located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. The telephone number is (302) 636-6016. The Trust files quarterly and annual reports and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.torchroyalty.com, which features all of our current SEC

Torch Energy Royalty Trust
filings free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the NYSE. For further information on obtaining copies of our public filings from the NYSE, visit the NYSE website at http://www.nyse.com. Information contained on the Trust’s website or any other website referenced herein is not incorporated by reference into this report and does not constitute a part of this report.
Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this report. The risks set forth below are in addition to risks that apply to most businesses. The Trustee is in the process of winding down and liquidating the Trust after the affirmative vote of the requisite number of Unitholders. See Trust Termination below in this item. The other Risk Factors set forth below should be considered in light of the wind up and liquidation of the Trust. If any of these risks or uncertainties actually occur, the Trust’s financial condition and results of operations and the future and current value of the Net Profits Interests could be materially adversely affected. Additional risks not presently known to the Trust or which the Trust considers immaterial based on information currently available to it may also materially adversely affect the Trust. Because of these factors, past financial performance should not be considered an indication of future performance.
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
Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date (prior to January 29, 2009), the Trustee must then cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). There can be no assurance at this time of the specific timetable in which the Trust and Trustee would be able to obtain all the information advisable and necessary concerning the Net Profits Interests in order to prepare and finalize the sales process.
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

Torch Energy Royalty Trust
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
Trust expenses, Sarbanes-Oxley compliance and legal fees during the wind down and liquidation of the Trust may have an adverse effect on the ability of the Trust to pay quarterly distributions to the Unitholders. The Trustee has set up a cash reserve account pursuant to the Trust Agreement in order to provide the funds necessary for an orderly wind up and liquidation of the Trust.

Torch Energy Royalty Trust
The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves.
Estimates of economically recoverable gas and oil reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Prices for oil and gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. As disclosed by the Trust in its Annual Report on Form 10-K for the period ended December 31, 2007 and in this Annual Report, on December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Net Overriding Royalty Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves and the corresponding proceeds from such sales which may vary widely. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2008, 2007 and 2006.
As more Infill Wells are drilled, they could cause a reduction in amounts payable to the Trust or a purchaser of the Net Profits Interests.
The Net Profits Interests include a 20 percent net profit interest in Infill Wells. Infill Wells may recover a portion of the reserves that would otherwise be produced from wells burdened by the Trust’s Net Profits Interests. Since the Trust is entitled to receive 95 percent of the Net Proceeds from production burdened by its Net Profits Interests but only 20 percent of the net profits from Infill Wells, the drilling of Infill Wells may reduce payments to the Trust, and ultimately distributions to Trust Unitholders.
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

Torch Energy Royalty Trust
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
The Trustee does not intend to pay any amounts for the new Texas margin tax for tax years 2007 and 2008, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the years ended December 31, 2007 and 2008, including the tax liability accruing on income distributed after December 2006 attributable to 2007 and 2008 Trust revenues from which no tax was withheld. For more information about the Texas margin tax, see Note 3 to the Trust’s financial statements.
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

Torch Energy Royalty Trust
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
Net Proceeds Attributable to the Robinson’s Bend Field have declined significantly.
Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the Net Profits Interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. These expenses and expenditures are being reviewed by the Trust, including the Second Amendment of the Water Gathering and Disposal. The Trust receives no payments for distributions to Unitholders with respect to the Robinson’s Bend Field when proceeds do not exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). The Trust received approximately $0.6 million in 2006 (pertaining to production during the twelve month period ended September 30, 2006) for payments for distributions to Unitholders with respect to the Robinson’s Bend Field. The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during the years ended December 31, 2007 and 2008.

Torch Energy Royalty Trust
The Robinson’s Bend Field Cumulative Deficit at December 31, 2008 (pertaining to production as of September 30, 2008) was approximately $42,000. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
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
The Trust and Trustee rely on third party service providers to perform administrative services, Sarbanes-Oxley compliance services and other services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008.
On November 7, 2008, the Trust and Torch entered an agreement whereby Torch provided certain accounting services in connection with the preparation of the Trust’s Form 10-K for the year ended December 31, 2007. Such service agreement expired December 23, 2008.
To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice. The inability of the Trust to hire qualified services providers to assist in the wind up and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

Torch Energy Royalty Trust
Unitholders have limited voting rights.
Voting rights as a Unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unitholders or an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Trust Agreement and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust as set forth in the Trust’s Trust Agreement.
Item 1B. Unresolved Staff Comments
The Trust does not currently have any unresolved Securities and Exchange Commission staff comments.
Item 2. Properties
Description of the Underlying Properties
Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells (excluding Infill Wells) producing from the Miogyp “B” reservoir. As of December 31, 2008, one Infill Well has been drilled on the Underlying Properties in the Chalkley Field. The average working interest and net revenue interest (net to the Trust’s 20% interest) is approximately 3.2% and 2.4%. These wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the wells.
Robinson’s Bend Field. The Underlying Properties include an average 39.9% working interest (30.3% net revenue interest) in 392 wells (excluding Infill Wells) in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. As of December 31, 2008, 34 Infill Wells have been drilled on the Underlying Properties in the Robinson’s Bend Field. The average working interest and net revenue interest of the Robinson’s Bend Infill Wells (net to the Trust’s 20% interest) is approximately 6.3% and 4.8%, respectively. All of the wells in the Robinson’s Bend Field are operated by a third party, Robinson’s Bend Operating II, LLC.
Cotton Valley Fields. The Underlying Properties include an average 52.2% working interest (40.2% net revenue interest) in 41 wells (excluding Infill Wells) in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. As of December 31, 2008, 32 Infill Wells have been drilled on the Underlying Properties in the Cotton Valley Fields. The average working interest and net revenue interest of the Cotton Valley Fields Infill Wells (net to the Trust’s 20% interest) is approximately 13.8% and 11.1%, respectively. A subsidiary of Torch operates 40 of these wells. The remaining wells are operated by Samson Lone Star Limited Partnership (“Samson”).
Austin Chalk Fields. The Underlying Properties include an average of 17.9% working interest (14.1% net revenue interest) in 75 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A subsidiary of Torch operates two wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.
Oil and Gas Reserves
The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests was approximately $20.4 million as of December 31, 2008. Future cash flows attributable to the Robinson’s Bend Field’s Net Profits Interest were estimated to have no value to the Trust as of December 31, 2008. See Note 7 of the audited financial statements for additional information concerning the net proved reserves of the Net Profits Interests.

Torch Energy Royalty Trust
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 and in this Annual Report, on December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Net Overriding Royalty Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
Well Count and Acreage Summary
The following table shows, as of December 31, 2008, the gross and net interest in oil and gas wells for the Underlying Properties:

	Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	6	.8	—	—
Robinson’s Bend Field	426	170.4	—	—
Cotton Valley Fields	73	25.4	—	—
Austin Chalk Fields	33	5.7	42	7.7

Total	538	202.3	42	7.7

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2008. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field	33,404	14,288
Cotton Valley Fields	4,411	2,606
Austin Chalk Fields	28,364	5,090

Total	68,331	22,332

Drilling Activity
The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2008. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.
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

Torch Energy Royalty Trust

	Development Wells — Chalkley Field (a)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2008	0	0	0	0	0	0
2007	1	0	1	0.03	0	0.03
2006	0	0	0	0	0	0

	Development Wells — Cotton Valley Fields
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2008	1	0	1	0.2	0	0.2
2007	2	0	2	0.3	0	0.3
2006	4	0	4	0.6	0	0.6

	Development Wells — Robinson’s Bend Field (b)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2008	3	0	3	0.2	0	0.2
2007	8	0	8	1.2	0	1.2
2006	12	0	12	0.6	0	0.6

(a)	The Trust has not received cash distributions with respect to the Infill Well drilled in the Chalkley Field. As of December 31, 2008, costs and expenses exceeded gross revenues by approximately $2.5 million (before interest). The Trust will receive no payments for distributions with respect to the Chalkley Field Infill Well until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.

(b)	The Trust has not received cash distributions with respect to the Infill Wells drilled in the Robinson’s Bend Field. As of December 31, 2008 (pertaining to sales through September 30, 2008), costs and expenses exceeded gross revenues by approximately $1.3 million. The Trust will receive no payments for distributions with respect to the Robinson’s Bend Infill Wells until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.
There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2008.
Oil and Gas Sales Prices and Production Costs
The following table sets forth, for the Underlying Properties, the net production volumes of gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of gas and Bbl of oil for production attributable to Net Proceeds received by the Trust during the years ended December 31, 2008, 2007 and 2006 (derived from production during the twelve months ended September 30, 2008, 2007 and 2006, respectively).

	Chalkley, Cotton Valley And Austin Chalk Fields
	2008	2007	2006
Production:
Gas (MMcf)	1,544	1,811	1,955
Oil (Mbbl)	14	15	19

Weighted average lifting cost per Mcfe	$.92	$1.15	$1.01
Weighted average taxes on production per Mcfe	$.47	$.39	$.42
Weighted average sales price (a)
Gas ($/Mcf)	$5.51	$4.29	$5.27
Oil ($/Bbl)	$95.11	$57.51	$58.56

Torch Energy Royalty Trust

	Robinson’s Bend Field
	2008	2007	2006
Production:
Gas (MMcf)	1,579	1,667	1,762
Oil (Mbbl)	—	—	—

Weighted average lifting cost per Mcfe	$4.19	$3.59	$3.43
Weighted average taxes on production per Mcfe	$.47	$.34	$.45
Weighted average sales price (a)
Gas ($/Mcf)	$4.85	$3.83	$4.71
Oil ($/Bbl)	$—	$—	$—

(a)	Average sales prices are reflective of gas prices received by the Trust less certain gathering, treating and transportation charges.
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

Torch Energy Royalty Trust
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
On February 12, 2009, Trust Venture filed an emergency motion in Alabama state court to stay the arbitration demanded by Constellation Energy Partners LLC until such time as the court issues a judgment as to the enforceability of the arbitration agreement made by and between the Trust and Constellation Energy Partners LLC. The court denied that motion on February 25, 2009. On March 9, 2009, the Trustee filed its own motion in the same Alabama state court seeking to intervene in the derivative action for the limited purpose of moving for a stay of the Texas arbitration until resolution of the derivative action. The Alabama state court heard oral argument on the Trustee’s motion on March 25, 2009, and on April 1, 2009, the Alabama state court denied the Trustee’s motion to stay the Texas arbitration and further denied Constellation Energy Partners LLC’s motion to stay the Alabama state court derivative action. Subsequently, the Trustee filed a motion to dismiss or stay the Texas arbitration with JAMS and the arbitration panel heard oral argument on April 10, 2009 and on April 13, 2009 granted the Trustee’s motion to stay the Texas arbitration proceedings pending the outcome of the Alabama derivative action. The arbitration panel subsequently entered an Order of Dismissal with respect to the Texas arbitration dated July 27, 2009. There can be no assurance as to the outcome or result of the Alabama derivative litigation or that Constellation Energy Partners LLC will not challenge the Order of Dismissal entered by the arbitration panel on July 27, 2009 or file other arbitration claims. On August 21, 2009, the Alabama state court added the Trust as a nominal plaintiff in the Alabama derivative action that is proceeding against Constellation Energy Partners LLC.
Item 4. Submission of Matters to a Vote of Unitholders
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee, thereafter, must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units.
The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the units on the New York Stock Exchange (NYSE) or any other national quotation system.

Torch Energy Royalty Trust
PART II
Item 5. Market for Registrant’s Units and Related Unitholder Matters
The Units are listed and traded on the New York Stock Exchange under the symbol “TRU.” At March 31, 2009 and November 20, 2009, there were 8,600,000 Units outstanding and approximately 198 and 188 Unitholders of record, respectively. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange (“NYSE”) and the amount of quarterly cash distributions per Unit made by the Trust:

			Cash
	High	Low	Distributions
Fiscal Year Ended December 31, 2007:
Quarter ended March 31, 2007	$7.30	$6.16	$.10
Quarter ended June 30, 2007	$8.31	$6.33	$.10
Quarter ended September 30, 2007	$10.00	$7.11	$.12
Quarter ended December 31, 2007	$11.82	$7.51	$.16
Fiscal Year Ended December 31, 2008:
Quarter ended March 31, 2008	$10.91	$8.47	$.03
Quarter ended June 30, 2008	$12.65	$6.57	$.00
Quarter ended September 30, 2008	$9.74	$1.63	$.00
Quarter ended December 31, 2008	$4.18	$1.01	$.00
Interim Period:
Quarter ended March 31, 2009	$2.99	$1.19	$.00
Quarter ended June 30, 2009	$4.80	$1.44	$.35
Quarter ended September 30, 2009	$8.74	$3.20	$.00
On March 31, 2009, the high and low sales price per unit on the NYSE was $2.25 and $2.18, respectively. On June 30, 2009, the high and low sales price per unit on the NYSE was $4.10 and $3.90, respectively. On September 30, 2009, the high and low sales price per unit on the NYSE was $7.24 and $6.83, respectively.
On November 19, 2009, the high and low sales price per unit on the NYSE was $6.76 and $6.60, respectively.
Item 6. Selected Financial Data (In thousands, except per Unit amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net profits income	$6,217	$4,842	$7,796	$5,818	$6,161
Distributable income	$3,162	$4,133	$7,262	$5,601	$5,657
Distributions declared	$258	$4,102	$7,250	$5,590	$5,728
Distributable income per Unit	$0.37	$0.48	$0.84	$0.65	$0.66
Cash Reserve per Unit	$0.46	$0.00	$0.00	$0.00	$0.00
Distributions per Unit	$0.03	$0.48	$0.84	$0.65	$0.67
Total assets (at end of period)	$19,623	$16,694	$18,386	$21,675	$23,801
Distributable income of the Trust consists of the excess of net profits income plus Infill Well Net Proceeds and other income less general and administrative expenses and interest expense of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

Torch Energy Royalty Trust
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Discussion of Years Ended December 31, 2008, 2007, and 2006
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2008, 2007 and 2006 are derived from actual oil and gas production from October 1, 2007 through September 30, 2008, October 1, 2006 through September 30, 2007 and October 1, 2005 through September 30, 2006, respectively. The following tables set forth oil and gas sales attributable to the Underlying Properties during the three years ended December 31, 2008.

	Bbls of Oil
	2008	2007	2006

Chalkley Field	3,550	4,027	4,520
Robinson’s Bend Field	—	—	—
Cotton Valley Fields	1,552	1,855	1,529
Austin Chalk Fields	9,069	9,229	12,787

Total	14,171	15,111	18,836

	Mcf of Gas
	2008	2007	2006

Chalkley Field	822,474	976,994	1,102,855
Robinson’s Bend Field	1,579,276	1,666,553	1,761,754
Cotton Valley Fields	580,232	643,745	664,283
Austin Chalk Fields	140,911	190,591	187,423

Total	3,122,893	3,477,883	3,716,315

For the year ended December 31, 2008, net profits income was $6.2 million, as compared to $4.8 million and $7.8 million for the same periods in 2007 and 2006, respectively. The increase in net profits income during 2008 as compared to 2007 is mainly due to higher average oil and gas prices paid to the Trust in 2008. The decrease in net profits income during 2007 as compared to 2006 is due to lower average oil and gas prices paid to the Trust in 2007 combined with payments received by the Trust in 2006 with respect to the Robinson’s Bend Field.
Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s Bend Net Proceeds. The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during each of the years ended December 31, 2008 and 2007. The Trust received approximately $0.6 million in 2006 (pertaining to production during the twelve month period ended September 30, 2006) for payments for distributions to Unitholders with respect to the Robinson’s Bend Field.
The Robinson’s Bend Field Cumulative Deficit (pertaining to production as of September 30, 2008) is approximately $42,000. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
Gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,543,617 Mcf, 1,811,330 Mcf and 1,954,561 Mcf in 2008, 2007 and 2006, respectively. Gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,579,276 Mcf, 1,666,553 Mcf and 1,761,754 Mcf in 2008, 2007 and 2006, respectively. Gas production decreased during

Torch Energy Royalty Trust
each of the years ended December 31, 2008 as a result of normal production declines. Oil production attributable to the Underlying Properties for the year ended December 31, 2008 was 14,171 Bbls as compared to 15,111 Bbls and 18,836 Bbls for the same periods in 2007 and 2006, respectively.
The average price used to calculate Net Proceeds for gas, before gathering, treating and transportation deductions, during the year ended December 31, 2008 was $5.42 per MMBtu as compared to $4.33 and $5.28 per MMBtu for the years ended December 31, 2007 and 2006, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2008, 2007 and 2006 was $95.11, $57.51 and $58.56 per Bbl, respectively.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three years ended December 31, 2008. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the years ended December 31, 2008, 2007, and 2006 by $10.1 million, $7.1 million and $11.1 million, respectively.
During the years ended December 31, 2008, 2007 and 2006, the Trust was distributed approximately $161,000, $400,000 and $516,000, respectively, of Infill Well Proceeds generated from Infill Wells located in the Cotton Valley Fields.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Trust distributions during the years ended December 31, 2008, 2007 and 2006 totaled $2.5 million, $2.8 million and $3.0 million, respectively.
General and administrative expenses during the year ended December 31, 2008 were $3.3 million as compared to $1.2 million and $1.0 million during each of the years ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses in 2008 as compared to 2007 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. See Item 3. Legal Proceedings. The increase in general and administrative expenses in 2007 as compared to 2006 is mainly due to an increase during 2007 for legal fees in connection with the termination of the Trust and for accounting and other service providers fees in connection with Sarbanes-Oxley Section 404 compliance. During each of the three years ended December 31, 2008, general and administrative expenses include costs pertaining to administrative services provided by Torch and the Trustee, legal fees, accounting fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the

Torch Energy Royalty Trust
liquidation and winding down of the Trust and the Trust’s arbitration. During 2008, the Trust received cash payments totaling $7.1 million (including $0.7 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment — see note 6 to the audited financial statements) from the Working Interest Owners of the Underlying Properties pertaining to net profits income attributable to production from the Underlying Properties during the twelve months ended September 30, 2008. Of these cash receipts, $6.1 million was allocated into the Cash Reserve. The Cash Reserve as of December 31, 2008 was $4.0 million.
For the year ended December 31, 2008, distributable income was $3.2 million, or $0.37 per Unit, as compared to $4.1 million, or $0.48 per Unit, and $7.3 million, or $0.84 per Unit, for the same periods in 2007 and 2006, respectively. Total cash distributions of $0.3 million, or $0.03 per Unit, were made during the year ended December 31, 2008 as compared to $4.1 million, or $0.48 per Unit, and $7.3 million, or $0.84 per Unit, for the same periods in 2007 and 2006, respectively.
Net profits received by the Trust during the years ended December 31, 2008, 2007 and 2006, derived from production sold during the twelve months ended September 30, 2008, 2007 and 2006, respectively, was computed as shown in the following table (in thousands):

	Year Ended December 31,
	2008				2007			2006
	Chalkley, Cotton				Chalkley, Cotton			Chalkley, Cotton
	Valley and				Valley and			Valley and
	Austin Chalk	Robinson’s Bend			Austin Chalk	Robinson’s Bend		Austin Chalk	Robinson’s Bend
	Fields	Field		Total	Fields	Field	Total	Fields	Field	Total

Oil and gas revenues	$9,846	$7,662			$8,649	$6,391		$11,409	$8,292

Direct operating expenses:
Lease operating expenses (including property tax)	1,491	6,619			2,195	5,986		2,078	6,051
Severance tax	771	743			741	568		877	797

	2,262	7,362			2,936	6,554		2,955	6,848

Net proceeds before capital expenditures	7,584	300			5,713	(163)		8,454	1,444
Capital expenditures	1,040	4			616	141		929	189

	6,544	296			5,097	(304)		7,525	1,255
Cumulative Deficit	—	—			—	—		—	(763)

	6,544	296			5,097	(304)		7,525	492
Net profits percentage	95%	—	(a)		95%	— (a)		95%	—

Net profits income	$6,217	$—		$6,217	$4,842	$—	$4,842	$7,149	$647	$7,796

(a)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the years ended December 31, 2008 and 2007 (pertaining to production during the twelve months ended September 30, 2008 and 2007, respectively.)
Critical Accounting Policies
Reserve Estimates
The proved reserves of the Trust are estimated quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, estimates are made regarding the amount and timing of future operating costs, production volumes and severance taxes, all of

Torch Energy Royalty Trust
which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also change. Any variance in these assumptions could materially affect the estimated quantity and value of the Trust’s reserves. Independent petroleum engineering firms are engaged to estimate the Trust’s proved hydrocarbon liquid and gas reserves.
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 and in this Annual Report, on December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Net Overriding Royalty Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
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
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. See Item 1. Business and Item 1A. Risk Factors relating

Torch Energy Royalty Trust
to the termination of the Trust and the arbitration proceeding relating to the proper calculation of the Net Profits Interests payments owed to the Trust following termination of the Trust and the current Alabama litigation. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of December 31, 2008.
Item 8. Financial Statements and Supplementary Data

Torch Energy Royalty Trust
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:
We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trust, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
We were not engaged to examine the Trustee’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.
As described in Note 2, the accompanying financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with the basis of accounting described in Note 2.
As discussed in Note 1 to the financial statements, the Trust terminated effective January 29, 2008. Certain responsibilities of the Trustee, including those associated with selling the assets of the Trust, are also described in Note 1.

/s/ UHY LLP
Houston, Texas
November 25, 2009

Torch Energy Royalty Trust
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In Thousands)

	December 31,	December 31,
	2008	2007

ASSETS

Cash	$3,963	$55
Restricted cash	730	—
Net profits interests in oil and gas properties (net of accumulated amortization of $165,670 and $163,961 at December 31, 2008 and 2007, respectively)	14,930	16,639

	$19,623	$16,694

LIABILITIES AND TRUST CORPUS

Trust expense payable	$1,979	$245
Trust corpus	17,644	16,449

	$19,623	$16,694

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

	Year Ended December 31,
	2008	2007	2006

Net profits income	$6,217	$4,842	$7,796
Infill Well Net Proceeds	161	400	516
Other income	37	54	0

	6,415	5,296	8,312

General and administrative expenses	3,253	1,163	965
Interest Expense	—	—	85

	3,253	1,163	1,050

Distributable income	$3,162	$4,133	$7,262

Distributable income per Unit (8,600 Units)	$0.37	$0.48	$0.84

Distributions per Unit	$0.03	$0.48	$0.84

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Trust corpus, beginning of year	$16,449	$18,164	$21,441
Amortization of Net Profits Interests	(1,709)	(1,746)	(3,289)
Distributable income	3,162	4,133	7,262
Distributions to Unitholders	(258)	(4,102)	(7,250)

Trust Corpus, end of year	$17,644	$16,449	$18,164

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
Notes to the Financial Statements
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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee, thereafter, must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). Therefore, after termination of the Trust, the remaining assets of the Trust will be sold, and the proceeds therefrom (after expenses) will be distributed to the unitholders (“Unitholders”). The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from TRC and Velasco, and to make payments to Unitholders. The Trust does not conduct any business activity.
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
TRC and Velasco receive payments reflecting the proceeds of oil and gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the Trust’s termination on January 29, 2008, Unitholders received quarterly cash distributions relating to oil and gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) in 2008 following the Trust’s termination. See Note 4 (Distributions and Income Computations) of the Trust’s financial statements for additional information regarding cash distributions in 2008 and the Cash Reserve.

Torch Energy Royalty Trust
Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
The only assets of the Trust, other than cash, the cash reserve account and temporary investments being held for the payment of actual, contingent and uncertain liabilities and for distribution to Unitholders, are the Net Profits Interests. Under the Trust Agreement, the Trustee receives the payments attributable to the Net Profits Interests and pays all expenses, liabilities and obligations of the Trust. The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee is entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. The Trustee is entitled to cause the Trust to borrow from any source, including from the entity serving as Trustee, provided that the entity serving as Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgment and the power of sale with or without judicial proceedings; and (iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, must be similar to the terms which the Trustee would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and the Trustee shall be entitled to enforce its rights with respect to any such indebtedness and security interest as if it were not then serving as Trustee.
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
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2008, 2007 and 2006 are derived from oil and gas production sold during the twelve-month periods ended September 30, 2008, 2007 and 2006, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to Trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No such impairment was recorded during the three years ended December 31, 2008.

Torch Energy Royalty Trust
•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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

Torch Energy Royalty Trust
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
During the year ended December 31, 2008, the Trust received cash payments totaling $7.1 million (including $0.7 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment — see note 6 to the financial statements) from the Working Interest Owners for net profits income pertaining to production from the Underlying Properties during the twelve months ended September 30, 2008. Of these cash receipts, $6.1 million was allocated into the Cash Reserve. As of December 31, 2008 the Cash Reserve was $4.0 million.
On May 22, 2009, the Trust announced a cash distribution of 35.0 cents per Unit, payable on June 10, 2009 to Unitholders of record on June 1, 2009. A significant amount of this cash distribution was attributable to the release of a portion of the Cash Reserve, totaling $2.4 million or 27 cents per Unit. Also included in this cash distribution were Net Proceeds pertaining to Underlying Property production during the quarter ended March 31, 2009 totaling $0.6 million, or 8.0 cents per Unit.
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

Torch Energy Royalty Trust
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expired on the Termination Date. Under the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and gas (“Index Price”), less certain gathering, treating and transportation charges, which were calculated monthly. The Index Price equals 97% of the average spot market prices of oil and gas (“Average Market Prices”) at the four locations where TEMI sold production.
The Purchase Contract also provided that TEMI paid a minimum price (“Minimum Price”) for gas production. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. In addition, if the Index Price for gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. See Item 1. Business for additional information concerning the pricing mechanism utilized to compute the Trust’s Net Proceeds during the periods prior to and subsequent to the Trust’s termination and the related arbitration. As of December 31, 2008, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
Gross revenues (before deductions for applicable gathering, treating and transportation charges) included in the Net Proceeds calculations attributable to the Underlying Properties for the years ended December 31, 2008, 2007 and 2006 were $18.9 million, $16.5 million and $21.4 million, respectively.
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

Torch Energy Royalty Trust
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
During the years ended December 31, 2008, 2007 and 2006, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2008, 2007 and 2006, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million, $1.5 million and $1.7 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $215,000, $200,000 and $191,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Administrative Services Agreements
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
Services fees of $371,000, $414,000 and $407,000 were paid by the Trust to Torch during the three years ended December 31, 2008, 2007 and 2006, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined

Torch Energy Royalty Trust
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
Total administrative and transfer agent fees charged by the Trustee during the year ended December 31, 2008 were $177,000. Such fees charged by the Trustee during each of the years ended December 31, 2007 and 2006 were $95,000.
6. Trust Expense Payable
The Trust expense payable as reflected on the Trust’s balance sheet as of December 31, 2008 is $2.0 million. Of this amount, $1.3 million represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, Sarbanes-Oxley Section 404 compliance services and administrative services fees. The remaining $0.7 million Trust expense payable represents a potential overpayment from a working interest owner of the Underlying Properties pertaining to oil and gas sales from certain Infill Wells during periods subsequent to the Trust’s termination.
7. Supplemental Oil and Gas Information (Unaudited)
Total proved oil and gas reserves attributable to the Net Profits Interests as of December 31, 2008, 2007 and 2006 are based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. (“Independent Reserve Engineers”). Future net cash flows were computed by applying end-of-period Purchase Contract prices for oil and gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves. See Item 1A. Risk Factors for information regarding assumptions and price volatility.
Reserve Quantities:
The following table sets forth the estimated total proved and proved developed oil and gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2008, 2007 and 2006, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or gas, but to a portion of oil and gas sufficient to yield a specified portion of the Net Proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.
Year-end reserves at December 31, 2008 were 7.7 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2007 and 2006 reserves of 10.5 Bcfe and 10.6 Bcfe, respectively. In accordance with Securities and Exchange Commission reporting guidelines, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests are estimated utilizing the Purchase Contract Price for gas,

Torch Energy Royalty Trust
after gathering fees ($4.14, $4.71 and $4.06 per Mcf for 2008, 2007 and 2006, respectively). Such Purchase Contract prices were calculated utilizing the Henry Hub gas prices on the last day of the entity’s fiscal year ($5.71, $6.80 and $5.64 per MMBtu for 2008, 2007 and 2006, respectively).
The revisions of the estimated oil and gas volumes and the related present value of the estimated net future revenues as of December 31, 2008, 2007 and 2006 is primarily a result of fluctuations of natural gas prices on each of the years then ended. The Robinson’s Bend Field estimated reserves as of December 31, 2008, 2007 and 2006 were estimated to have no value.

Description	2008		2007		2006
	Oil	Gas	Oil	Gas	Oil	Gas
	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved reserves at beginning of year	48	10,202	42	10,302	56	19,164
Revisions	(3)	(1,710)	15	1,032	(5)	(7,687)
Extensions and discoveries	—	—	—	—	—	30
Production	(8)	(1,001)	(9)	(1,132)	(9)	(1,205)

Proved reserves at end of year	37	7,491	48	10,202	42	10,302

Proved developed reserves at beginning of year	48	10,202	42	10,273	54	18,789

Proved developed reserves at end of year	37	7,491	48	10,202	42	10,273

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (in thousands):
Estimated future net cash flows from the Net Profits Interests in proved oil and gas reserves at December 31, 2008, 2007 and 2006 are presented in the following table:

	December 31,
	2008	2007	2006
Future cash inflows	$55,206	$84,417	$73,506
Future costs and expenses	(22,702)	(31,595)	(28,941)

Net future cash flows	32,504	52,822	44,565
Discount at 10% for timing of cash flows	(12,090)	(21,944)	(18,189)

Present value of future net cash flows for proved reserves	$20,414	$30,878	$26,376

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$30,878	$26,376	$60,785
Sales of oil and gas produced, net of production costs	(6,286)	(5,584)	(5,843)
Accretion of discount	3,088	2,638	6,079
Extensions and discoveries	0	0	82
Revision of prior-year estimates, change in prices and other	(7,266)	7,448	(34,727)

Balance at end of year	$20,414	$30,878	$26,376

Estimates of future net cash flows from proved reserves of gas and oil condensate were made in accordance with Financial Accounting Standards Board Statement 69, “Disclosure about Oil and Gas

Torch Energy Royalty Trust
Producing Activities.” The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and gas reserves.
7. Quarterly Financial Data (Unaudited — in thousands, except per Unit amounts)
The following table sets forth, for the periods indicated, summarized quarterly financial data:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	Per Unit

Quarter ended March 31, 2008	$1,484	$686	$.08
Quarter ended June 30, 2008	1,582	172	.02
Quarter ended September 30, 2008	1,655	1,092	.13
Quarter ended December 31, 2008	1,496	1,212	.14

	$6,217	$3,162	$.37

Quarter ended March 31, 2007	$1,081	$825	$.10
Quarter ended June 30, 2007	1,158	818	.10
Quarter ended September 30, 2007	1,360	1,082	.12
Quarter ended December 31, 2007	1,243	1,408	.16

	$4,842	$4,133	$.48

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In their evaluation of disclosure controls and procedures, the Trustee and Trust have relied, to the extent considered reasonable, on information provided by Watkins Meegan LLC.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into a services agreement on March 26, 2009. Pursuant to the services agreement, Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.

Torch Energy Royalty Trust
Report on Internal Control Over Financial Reporting.
The Trust and Trustee are responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended.
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
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Trustee assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Trustee believes that, as of December 31, 2008, the Trust’s internal control over financial reporting was effective based on those criteria.
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
Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trust, the Trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Units during and for the year ended December 31, 2008.
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
Fees to Torch. Torch receives a service fee for accounting, bookkeeping and informational services related to the Net Profits Interests as described below in “Item 13 — Administrative Services Agreement.”
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 31, 2009, certain information with respect to the ownership of Units held by all persons known by the Trust to be the beneficial owners of 5% or more of the outstanding Units. Information set forth in the table with respect to beneficial ownership of Units has

Torch Energy Royalty Trust
been obtained from filings made by the named beneficial owners with the Securities and Exchange Commission as of March 31, 2009. The Trust has no employees, officers or directors. The Trust does not have an “Equity Compensation Plan”.

	Shares Beneficially Owned
Name of Beneficial Owner and Address	Units	Percent of Class
5% Unitholder: (1)
Trust Venture Company, LLC (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830	6,502,762	75.6%
Trust Acquisition Company, LLC (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Silver Point Capital, L.P. (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Edward A. Mulé (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Robert J. O’Shea (2) Two Greenwich Plaza, First Floor Greenwich Plaza, First Floor Greenwich, CT 06830

(1)	Based on Form 4 filed on April 30, 2008.

(2)	Trust Venture Company, LLC, Trust Acquisition Company, LLC, Silver Point Capital, L.P., Edward A. Mule and Robert J. O’Shea are each a reporting person and member of a reporting group pursuant to a Joint Filing Agreement dated as of July 6, 2007 for purposes of the Securities Exchange Act of 1934, as amended.
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
On November 7, 2008, an agreement was entered into between the Trust and Torch which engaged Torch to provide certain accounting services in connection with the Trust’s preparation and filing of the Trust’s Form 10-K for the year ended December 31, 2007. Such agreement expired on December 23, 2008.
To facilitate the winding down of the Trust, Torch provides certain accounting and other services for the Trust pursuant to an agreement with the Trust dated March 26, 2009. The initial term of such agreement expires March 31, 2010 or as sooner terminated by written notice from either party within 5 business days notice.

Torch Energy Royalty Trust
Administrative services fees of $371,000, $414,000 and $407,000 were paid by the Trust to Torch during the three years ended December 31, 2008, 2007 and 2006, respectively.
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into a Purchase Contract which expired upon the termination of the Trust (January 29, 2008). Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and gas less certain gathering, treating and transportation charges, which were calculated monthly. The Purchase Contract also provided that TEMI pay a Minimum Price for gas production. The Minimum Price was adjusted annually for inflation and was $1.87, $1.83 and $1.80 per MMBtu for 2008, 2007 and 2006, respectively. When TEMI paid a purchase price based on the Minimum Price it received Price Credits equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for gas exceeded the Minimum Price. In addition, if the Index Price for gas exceeded the Sharing Price, which was adjusted annually for inflation, TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. The Sharing Price was $2.30, $2.26 and $2.22 per MMBtu in 2008, 2007 and 2006, respectively. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price Commitment.
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2008, the Working Interest Owners had no accumulated Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
No Price Credits were deducted in calculating the purchase price related to distributions received by Unitholders during the three years ended December 31, 2008. As a result the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2008, 2007 and 2006 were reduced by $10.1 million, $7.1 million and $11.1 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain gas gathering, treating and transportation fees in calculating the purchase price for gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport gas. For the Robinson’s Bend Field, TEMI was entitled to deduct a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.314, $0.308 and $0.303 per MMBtu for 2008, 2007, and 2006, respectively), plus fuel usage equal to 5% of revenues. Additionally, a gathering fee of $0.05 per MMBtu was deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. TEMI was entitled to deduct $0.38 per MMBtu plus 17% of revenues in calculating the purchase price for production from the Austin Chalk Fields as a fee to gather, treat and transport gas production. TEMI deducted from the purchase price for gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. Upon the Trust’s termination, the Working Interest Owners

Torch Energy Royalty Trust
became entitled to deduct the same gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
During the years ended December 31, 2008, 2007 and 2006, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2008, 2007 and 2006 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.4 million, $1.5 million and $1.7 million for 2008, 2007 and 2006, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Item 14. Principal Accountant Fees and Services
UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.
The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to UHY. Any pre-approval of services performed by UHY and related fees is granted by the Trustee. The outside auditors are appointed and engaged by the Trust. Fees for services performed by UHY for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit Fees	$120,000	$121,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$120,000	$121,000

Torch Energy Royalty Trust
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Torch Energy Royalty Trust
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2008 and 2007
Statements of Distributable Income for the Years Ended December 31, 2008, 2007 and 2006
Statements of Changes in Trust Corpus for the Years Ended December 31, 2008, 2007 and 2006
Notes to Financial Statements
2.	Financial Statement Schedules
Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
3.	Exhibits
Exhibit
Number Exhibit
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	- Form of Torch Energy Royalty Trust Agreement.*

4.2	- Form of Louisiana Trust Agreement.*

4.3	- Specimen Trust Unit Certificate.*

4.4	- Designation of Ancillary Trustee.*
10.	Material Contracts.
10.1	- Purchase Agreement between TRC, Velasco and TEMI.*

10.2	- Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*

10.3	- Amendment to Gas Gathering Agreement.*

10.4	- Water Gathering and Disposal Agreement and First Amendment between Torch Energy Associates, Ltd. and Velasco.*

10.5	- Form of Texas Conveyance.*

10.6	- Form of Louisiana Conveyance.*

10.7	- Form of Alabama Conveyance.*

10.8	- Standby Performance Agreement between Torch and the Trust.*

10.9	- Amendment to Water Gathering Contract.*

10.10	- First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *

10.11	-Second amendment to Water Gathering and Disposal Agreement (previously filed on Form 8-K on February 11, 2008).**

Torch Energy Royalty Trust
23.	Consents of Experts and Counsel.
23.1	- Consent of T.J. Smith & Company, Inc.

23.2	- Consent of Netherland, Sewell and Associates, Inc.

23.3	- Consent of Watkins Meegan LLC
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Section 1350 Certifications.
32.1	- Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Incorporated by reference from Form 8-K dated February 11, 2008.

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