Form 10-Q
period 2009-03-31
TORCH ENERGY ROYALTY TRUST
filed 2010-08-25
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009, 8.6 million Units of Beneficial Interest were outstanding.

TORCH ENERGY ROYALTY TRUST
PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, the volatility of oil and natural gas prices, future production costs, future oil and natural gas production quantities, operating hazards, and environmental conditions.
Introduction
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). The Net Profits Interests burden the Underlying Properties and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2009 and 2008 financial statements and notes thereto included in the Trust’s applicable annual report on

TORCH ENERGY ROYALTY TRUST
Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2009 and December 31, 2008, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009, as amended on March 31, 2010. The Trust has no officers, directors or employees. The Trust has no officers, directors or employees. The Trust and Trustee rely solely on receiving accurate information, reports and other representations from Torch and other service providers to the Trust. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash	$4,570	$3,963
Restricted Cash	1,026	730

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $166,155 and $165,670 at March 31, 2009 and December 31, 2008, respectively	14,445	14,930

	$20,041	$19,623

LIABILITIES AND TRUST CORPUS

Trust expense payable	$2,119	$1,979

Trust corpus	17,922	17,644

	$20,041	$19,623

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net profits income	$1,019	$1,484

Infill well proceeds and other income	87	—

	1,106	1,484

General and administrative expenses	343	798

Distributable income	$763	$686

Distributable income per Unit (8,600 Units).	$0.09	$0.08

Distributions per Unit	$0.00	$0.03

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Trust corpus, beginning of period	$17,644	$16,449

Amortization of Net Profits Interests	(485)	(448)

Distributable income	763	686

Distributions to Unitholders	—	(258)

Trust corpus, end of period	$17,922	$16,429

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
1. Nature of Operations
The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden certain oil and natural gas properties (“Underlying Properties”) and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
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
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and the Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009, as amended on March 31, 2010.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See footnote 5, Related Party Transactions: Marketing Arrangements, for oil and natural gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a non-interest bearing cash reserve account (“Cash Reserve”) following the Trust’s termination for certain actual, contingent and uncertain liabilities of the Trust. See footnote 4, Distributions and Income Computations, for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and certain working interest owners (TRC, Torch E&P Company and Constellation) of the Underlying Properties were involved in an arbitration proceeding relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. The working interest owners contended that the pricing mechanism contained in the terminated Purchase Contract (including the sharing price and minimum price mechanism) should continue to be utilized to calculate the quarterly Net Profits Interests payments. In the arbitration proceeding, the Trustee contended that the sharing price mechanism of the Purchase Contract (which determined the calculation of the Net Profits Interests prior to the termination of the Purchase Contract) did not survive the termination of the Purchase Contract or the termination of the Trust. On April 11, 2008, Trust Venture Company, LLC (“Trust Venture”), which owns the majority of Units in the Trust, submitted an unopposed request to intervene in the arbitration and became a party to the arbitration. Trust Venture agreed with the Trustee, and took the position in the arbitration, that the sharing price mechanism of the Purchase Contract did not survive the termination of the Purchase Contract or the termination of the Trust.
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, an alternate dispute resolution provider, JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party was required to bear its own fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding down of the Trust. See also Part II, Item 1. Legal Proceedings for subsequent event information concerning the arbitration and Award Notice.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2009 and 2008 are derived from oil and natural gas production sold during the three-month periods ended December 31, 2008 and 2007, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month periods ended March 31, 2009 and 2008.

•	Restricted cash represents monies paid to the Trust by a certain working interest owner of the Underlying Properties that may represent a potential overpayment during periods subsequent to the Trust’s termination pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

•	In May 2009, the FASB issued authoritative guidance on subsequent events. FASB ASC 855 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance is set forth in topic 855 of the codification, and it is effective for fiscal years and interim periods after June 15, 2009. Adoption of the guidance in the second quarter of 2009 did not impact the trust financial position or results of operation.
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
In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.”
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
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is generally equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and natural gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust historically distributed the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date but did not make a distribution each quarter in 2009.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended March 31, 2009 and 2008, the Trust received cash payments totaling $1.4 million and $1.5 million, respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2008 and 2007. Included in such net profits income payments received by the Trust during the three months ended March 31, 2009 is $0.3 million paid to the Trust by a certain working interest owner that is classified as restricted cash and as accounts payable due to potential overpayment and are not considered part of the net profits income. Net profits income payments received by the Trust during the three months ended March 31, 2008 included no potential overpayments from working interest owners.
The Trust allocated $1.1 million and $1.2 million of the net profits income received by the Trust during the three months ended March 31, 2009 and March 31, 2008, respectively, into the Cash Reserve and is included in the net profits income. The Cash Reserve as of March 31, 2009 and March 31, 2008 was $4.6 million and $1.0 million, respectively.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Cash distributions of $0.3 million, or $0.03 per Unit, were made to Unitholders during the three months ended March 31, 2008. No cash distributions were made to Unitholders during the three months ended March 31, 2009.
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Upon termination of the Trust, the Purchase Contract expired and the Working Interest Owners calculate the Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the sharing price and minimum price commitment mechanisms) as the expired Purchase Contract. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has assumed the applicability of such terms for purpose of this report. See Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings of the Form 10-K for the year ended December 31, 2009 filed with the SEC on August 25, 2010 regarding developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expired upon termination of the Trust. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and natural gas (“Index Price”), less certain gathering, treating and transportation charges, which were calculated monthly. The Index Price equals 97% of the weighted average spot market prices of oil and natural gas (“Average Market Prices”) at the four locations where TEMI sold production.
Prior to the Trust’s termination, the Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for natural gas production, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.95, $1.87 and $1.83 for 2009, 2008 and 2007, respectively. The Sharing Price per

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
MMBtu was $2.40, $2.30 and $2.26 in 2009, 2008 and 2007, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during each of the three-month periods ended March 31, 2009 and 2008 were reduced by $1.7 million. As of March 31, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Under each Conveyance, natural gas volumes are determined at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at natural gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain natural gas gathering, treating and transportation fees in calculating the purchase price for natural gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such natural gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport natural gas. Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners became entitled to deduct the same natural gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.327, $0.314 and $0.308 per MMBtu for 2009, 2008, and 2007, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During each of the three-month periods ended March 31, 2009 and 2008, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.3 million. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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
To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement on March 26, 2009, as amended on March 31, 2010. Pursuant to the agreement, Torch currently provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees paid by the Trust to Torch during each of the three-month periods ended March 31, 2009 and 2008 were $0.1 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 and $51,000 during the three months ended March 31, 2009 and 2008, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rates. In accordance with provisions in the Trust Agreement, the Trustee may increase its compensation for its administrative services as a result of unusual or extraordinary services rendered by the Trustee.
Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees charged by the Trustee for services performed during the three months ended March 31, 2009 and 2008 were $39,000 and $48,000, respectively.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
6. Trust Expense Payable
The Trust expense payable for each period ended March 31, 2009 and December 31, 2008 was $2.1 million and $2.0 million. Such liability as of March 31, 2009 and December 31, 2008 includes $1.1 million and $1.3 million, respectively, of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees. The remaining liability as of March 31, 2009 and December 31, 2008 of $1.0 million and $0.7 million, respectively, represents a potential overpayment from a certain working interest owner of the Underlying Properties pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields during periods subsequent to the Trust’s termination.
7. Subsequent Events
Except as set forth below, no events occurred from December 31, 2009 to the date of this filing that are reportable pursuant to FASB ASC 855.
The Trust was recently informed by TRC that there was a potential overpayment relating to the Austin Chalk field. The potential overpayment to the Trust occured with respect to the five year period ended December 31, 2009 and resulted from TRC utilizing an estimated wellhead mcf volume to calculate the applicable revenues, net of gathering fees. TRC has provided the summary caculations associated with the proposed wellhead volume adjustment which utilizes the actual wellhead mcf volume data. TRC proposed total wellhead adjustment for the five year period ended December 31, 2009 with interest is $751,684. The Trust is analyzing the data provided by TRC with respect to the proposed wellhead adjustment. The Trust has requested additional information from TRC in order to further evaluate the TRC proposed wellhead adjustment. Pursuant to the Texas Conveyance with respect to the Austin Chalk field, the Trust would not be obligated to return any overpayment paid to the Trust by TRC but the amount otherwise payable to the Trust in respect of the Net Profits Interests for any subsequent quarters will be reduced by an amount equal to such actual overpayment, plus an amount equal to interest at the Citibank, N.A. prime rate (as specifically set forth in the Texas Conveyance) on the unrecouped balance of such overpayment from the date of such overpayment until TRC has recovered such overpayment plus such interest.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2009 and 2008 is derived from actual oil and natural gas produced during the three months ended December 31, 2008 and 2007, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2009		2008
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	851	190,102	1,032	225,479
Robinson’s Bend Field	—	390,879	—	403,060
Cotton Valley Fields	368	138,048	629	149,763
Austin Chalk Fields	1,800	36,000	2,834	24,633

	3,019	755,029	4,495	802,935

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
For the three months ended March 31, 2009, net profits income was $1.0 million, down 33% from net profits income of $1.5 million for the same period in 2008. Such decrease is mainly attributable to a decline in oil and natural gas production and lower oil and natural gas prices paid to the Trust in 2009 as compared to 2008.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2009 and 2008. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended December 31, 2008, costs and expenses exceeded gross revenues by approximately $372,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of March 31, 2009 (pertaining to

TORCH ENERGY ROYALTY TRUST
production through December 31, 2008), the Robinson’s Bend Cumulative Deficit was approximately $0.4 million.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 364,150 Mcf and 399,875 Mcf during the three months ended December 31, 2008 and 2007, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 390,879 Mcf and 403,060 Mcf during the three months ended December 31, 2008 and 2007, respectively. Oil production attributable to the Underlying Properties for the three months ended December 31, 2008 and 2007 was 3,019 Bbls and 4,495 Bbls, respectively. Natural gas and oil production decreased during the current period as a result of normal production declines.
During the three months ended March 31, 2009, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $4.41 per MMBtu as compared to $4.45 per MMBtu for the three months ended March 31, 2008. During the three months ended March 31, 2009, the average price used to calculate Net Proceeds for oil was $50.36 per Bbl as compared to $80.14 per Bbl for the three months ended March 31, 2008.
Prior to the Trust’s termination on January 29, 2008, TEMI deducted the Price Differential and was committed to pay a Minimum Price for natural gas. When TEMI paid a purchase price for natural gas based on the Minimum Price, TEMI received Price Credits which it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. TEMI had not exercised its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date. Additionally, if the Index Price for natural gas exceeded $2.10 per MMBtu, adjusted annually for inflation, TEMI deducted 50% of such excess in calculating the Net Proceeds payable to the Trust.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.95 per MMBtu, $1.87 per MMBtu and $1.83 per MMBtu for 2009, 2008 and 2007 production, respectively. The Sharing Price per MMBtu was $2.40 per MMBtu, $2.30 per MMBtu and $2.26 per MMBtu for 2009, 2008 and 2007 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months

TORCH ENERGY ROYALTY TRUST
ended March 31, 2009 and 2008. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during each of the three-month periods ended March 31, 2009 and 2008 by $1.7 million.
During the three months ended March 31, 2009, the Trust recognized Infill Well income of $72,000 with respect to the Cotton Valley Fields Infill Wells. The Trust recognized no such Infill Well income during the three months ended March 31, 2008. The Infill Wells located in the Cotton Valley Fields are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended March 31, 2009 and 2008 totaled $0.5 million and $0.4 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million and $1.3 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three months ended March 31, 2009 and 2008, respectively.
General and administrative expenses amounted to $0.3 million and $0.8 million, respectively, for the three months ended March 31, 2009 and 2008. The increase in general and administrative expenses in 2008 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the three month periods ended March 31, 2009 and 2008, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended March 31, 2009 and 2008, the Trust received cash payments totaling $1.4 million and $1.5 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended March 31, 2009 is $0.3 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. No potential overpayments were included in cash payments received by the Trust during the three months ended March 31, 2008. Cash payments received by the Trust during the three months ended March 31, 2009 and 2008 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2008 and 2007, respectively.

TORCH ENERGY ROYALTY TRUST
The Trust allocated $1.1 million and $1.2 million of net profits income received by the Trust during the three months ended March 31, 2009 and March 31, 2008, respectively, into the Cash Reserve. The Cash Reserve as of March 31, 2009 and March 31, 2008 was $4.6 million and $1.0 million, respectively.
The foregoing resulted in distributable income of $0.8 million, or $0.09 per Unit, for the three months ended March 31, 2009 as compared to $0.7 million, or $0.08 per Unit, for the three months ended March 31, 2008. Cash distributions of $0.3 million, or 3 cents per unit, were made during the three months ended March 31, 2008. No cash distributions were made to the Unitholders during the three months ended March 31, 2009.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three-month periods ended March 31, 2009 and 2008, derived from production sold during the three months ended December 31, 2008 and 2007, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson's		and Austin	Robinson's
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and natural gas revenues	$1,794	$1,515	$3,309	$2,147	$1,581	$3,728

Direct operating expenses:
Lease operating expenses and property tax	432	1,735	2,167	429	1,332	1,761
Severance tax	199	152	351	152	139	291

	631	1,887	2,518	581	1,471	2,052

Net proceeds before capital expenditures	1,163	(372)	791	1,566	110	1,676
Capital expenditures	90	—	90	4	4	8

Net proceeds	1,073	(372)	701	1,562	106	1,668
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,019	$—	$1,019	$1,484	$—	$1,484

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
All production from the Underlying Properties during the period from the inception of the Trust to the Trust’s termination on January 29, 2008 was sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. The Purchase Contract expired upon the Trust’s termination. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which were calculated monthly. The Index Price calculation was based on market prices of oil and natural gas and therefore was subject to commodity price risk. The Purchase Contract also provided a Minimum Price paid by TEMI for natural gas. When TEMI paid a purchase price based on the Minimum Price, it received Price Credits equal to the difference between the Index Price and the Minimum Price that TEMI was entitled to deduct when the Index Price exceeded the Minimum Price. Additionally, if the Index Price exceeded the Sharing Price, TEMI was entitled to

TORCH ENERGY ROYALTY TRUST
deduct such excess, the Price Differential. TEMI had the annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential and would forfeit all accrued Price Credits. TEMI did not exercise its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price was adjusted annually for inflation and was $1.95, $1.87 and $1.83 per MMBtu for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 per MMBtu in 2009, 2008 and 2007, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of March 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In their evaluation of disclosure controls and procedures, the Trustee and Trust has relied, to the extent considered reasonable, on information provided by Torch and Watkins Meegan LLC, an accounting firm contracted by the Trust to perform certain Sarbanes-Oxley compliance for the Trust.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is

TORCH ENERGY ROYALTY TRUST
reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.

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
On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs — including administrative costs and costs for water gathering, treating and disposal — that are deducted by the working interest owners of certain of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust (and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requested that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unitholders to authorize Trust Venture Company, LLC to commence a derivative action and provided its authorization as of December 30, 2008.

TORCH ENERGY ROYALTY TRUST
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), Trust Venture intended to commence a derivative action against Constellation Energy Partners LLC, the working interest owners of certain oil and natural gas fields located in Alabama, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Net Overriding Royalty Conveyance filed of record in Tuscaloosa County, Alabama. On December 30, 2008, Trust Venture filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging such overcharges, challenging the calculation of the Net Profits Interests under the conveyances that were used to transfer the net profits interests in each state, and demanding an accounting of Constellation Energy Partners LLC’s revenues and expenses. In response to the derivative lawsuit, on February 9, 2009, Constellation Energy Partners LLC filed in Alabama state court a motion to dismiss such lawsuit without prejudice in favor of arbitration in Texas on various grounds, including Trust Venture’s alleged lack of standing and Trust Venture’s alleged failure to comply with certain contractual agreements. The Alabama state court denied Constellation Energy Partners LLC’s motion to dismiss on February 25, 2009, and so the Alabama derivative action is proceeding against Constellation Energy Partners LLC.
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

TORCH ENERGY ROYALTY TRUST
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
ITEM 1A. Risk Factors
The Trust believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on August 25, 2010 (the “2009 Form 10-K”). You should carefully consider such risk factors as presented in the 2009 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     None.

TORCH ENERGY ROYALTY TRUST
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
Bruce L. Bisson
Vice President

Date: August 25, 2010
     (The Trust has no employees, directors or executive officers.)