Form 10-Q
period 2009-06-30
TORCH ENERGY ROYALTY TRUST
filed 2010-08-25
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, 8.6 million Units of Beneficial Interest were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2009 and 2008 financial statements and notes thereto included in the Trust’s applicable annual report on

TORCH ENERGY ROYALTY TRUST
Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2009 and December 31, 2008, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2009 and 2008 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash	$1,715	$3,963
Restricted Cash	1,105	730
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $166,595 and $165,670 at June 30, 2009 and December 31, 2008, respectively	14,005	14,930

	$16,825	$19,623

LIABILITIES AND TRUST CORPUS

Trust expense payable	$2,089	$1,979
Trust corpus	14,736	17,644

	$16,825	$19,623

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net profits income	$656	$1,582	$1,675	$3,066
Infill well proceeds and other income	8	6	95	6

	664	1,588	1,770	3,072
General and administrative expenses	400	1,416	743	2,214

Distributable income	$264	$172	$1,027	$858

Distributable income per Unit (8,600 Units)	$0.03	$0.02	$0.12	$0.10

Distributions per Unit	$0.35	$0.00	$0.35	$0.03

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$17,922	$16,429	$17,644	$16,449
Amortization of Net Profits Interests	(440)	(431)	(925)	(879)
Distributable income	264	172	1,027	858
Distributions to Unitholders	(3,010)	—	(3,010)	(258)

Trust corpus, end of period	$14,736	$16,170	$14,736	$16,170

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
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2009 and 2008 are derived from oil and natural gas production sold during the three-month and six-month periods ended March 31, 2009 and 2008, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the three-month and six-month periods ended June 30, 2009 and 2008.

•	Restricted cash represents monies paid to the Trust by a certain working interest owner of the Underlying Properties that may represent a potential overpayment during periods subsequent to the Trust’s termination pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

•	In May 2009, the FASB issued authoritative guidance on subsequent events. FASB ASC 855 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance is set forth in topic 855 of the codification, and it is effective for fiscal years and interim periods after June 15, 2009. Adoption of the guidance in the second quarter of 2009 did not impact the trust financial position or results of operation.
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
In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the new legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.”
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
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended June 30, 2009 and 2008, the Trust received cash payments totaling $0.7 million and $1.6 million, respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2009 and 2008. Included in such net profits income payments received by the Trust during the three months ended June 30, 2009 is $0.1 million paid to the Trust by a certain working interest owner that is classified as restricted cash as accounts payable due to potential overpayment and are not considered part of the net profits income. Net Profits income payments received by the Trust during the three months ended June 30, 2008 included no potential overpayments from working interest owners.
No net profits income received by the Trust during the three months ended June 30, 2009 was allocated into the Cash Reserve. The Trust allocated $1.6 million of net profits income received by the Trust during the three months ended June 30, 2008 into the Cash Reserve and is included in the net profits income. The Cash Reserve as of June 30, 2009 and 2008 was $1.7 million and $2.6 million, respectively. The Cash Reserve decreased in 2009 as compared to 2008 mainly as a result of a portion

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
of the Cash Reserve being released and distributed to Unitholders during the six months ended June 30, 2009.
During the three months ended June 30, 2009, a cash distribution of $3.0 million, or 35.0 cents per Unit, was made to Unitholders. A significant amount of this cash distribution was attributable to the release of a portion of the Cash Reserve, totaling $2.4 million or 27 cents per Unit. Also included in the 35.0 cent cash distribution in 2009 were Net Proceeds pertaining to Underlying Property production during the three months ended March 31, 2009 totaling $0.6 million, or 8 cents per Unit. During the three months ended June 30, 2008, the Trust made no cash distributions to Unitholders.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.95, $1.87 and $1.83 for 2009, 2008 and 2007, respectively. The Sharing Price per MMBtu was $2.40, $2.30 and $2.26 in 2009, 2008 and 2007, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended June 30, 2009 and 2008 were reduced by $0.8 million and $2.0 million, respectively. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2009 and 2008 by $2.5 million and $3.8 million, respectively. As of June 30, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
During the three months ended June 30, 2009 and 2008, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended March 31, 2009 and 2008, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million and $0.3 million,

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
respectively. During the six months ended June 30, 2009 and 2008, such fees deducted from the Net Proceeds calculations, attributable to production during the six months ended March 31, 2009 and 2008, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.5 million and $0.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
Services fees paid by the Trust to Torch during each of the three-month periods ended June 30, 2009 and 2008 were $0.1 million. Services fees paid by the Trust to Torch during each of the six-month periods ended June 30, 2009 and 2008 were $0.2 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 during each of the three-month periods ended June 30, 2009 and 2008. Such fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $110,000 and $106,000 during the six months ended June 30, 2009 and 2008, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rates. In accordance with provisions in the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Total administrative and transfer agent fees charged by the Trustee during the three months ended June 30, 2009 and 2008 were $30,000 and $73,000, respectively. Such fees charged by the Trustee during the six months ended June 30, 2009 and 2008 were $69,000 and $121,000, respectively.
6. Trust Expense Payable
The Trust expense payable for each period ended June 30, 2009 and December 31, 2008 was $2.1 million and $2.0 million. Such liability as of June 30, 2009 and December 31, 2008 includes $1.1 million and $1.3 million, respectively, of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees. The remaining liability as of June 30, 2009 and December 31, 2008 of $1.0 million and $0.7 million, respectively, represents a potential overpayment from a certain working interest owner of the Underlying Properties pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields during periods subsequent to the Trust’s termination.
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
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2009 and 2008 is derived from actual oil and natural gas produced during the three months ended March 31, 2009 and 2008, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2009 and 2008 is derived from oil and natural gas produced during the six months ended March 31, 2009 and 2008, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2009		2008
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	809	174,641	1,013	210,764
Robinson’s Bend Field	—	375,653	—	387,761
Cotton Valley Fields	455	132,464	270	146,162
Austin Chalk Fields	3,317	11,994	2,424	31,945

	4,581	694,752	3,707	776,632

	Six Months Ended June 30,
	2009		2008
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural gas
Chalkley Field	1,660	364,743	2,045	436,243
Robinson’s Bend Field	—	766,532	—	790,821
Cotton Valley Fields	823	270,512	899	295,925
Austin Chalk Fields	5,117	47,994	5,258	56,578

	7,600	1,449,781	8,202	1,579,567

TORCH ENERGY ROYALTY TRUST
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
For the three months ended June 30, 2009, net profits income was $0.7 million, down 56% from net profits income of $1.6 million for the same period in 2008. Such decrease is mainly attributable to a decline in oil and natural gas production and lower oil and natural gas prices paid to the Trust in 2009 as compared to 2008.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended June 30, 2009 and 2008. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended March 31, 2009, costs and expenses exceeded gross revenues by approximately $637,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2009 (pertaining to production through March 31, 2009), the Robinson’s Bend Cumulative Deficit was approximately $1.1 million.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 319,099 Mcf and 388,871 Mcf during the three months ended March 31, 2009 and 2008, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 375,653 Mcf and 387,761 Mcf during the three months ended March 31, 2009 and 2008, respectively. Oil production attributable to the Underlying Properties for the three months ended March 31, 2009 and 2008 was 4,581 Bbls and 3,707 Bbls, respectively. Natural gas and oil production decreased during 2009 as a result of normal production declines.
During the three months ended June 30, 2009, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.52 per MMBtu as compared to $4.98 per MMBtu for the three months ended June 30, 2008. During the three months ended June 30, 2009, the average price used to calculate Net Proceeds for oil was $40.60 per Bbl as compared to $87.78 per Bbl for the three months ended June 30, 2008.
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

TORCH ENERGY ROYALTY TRUST
discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date. Additionally, if the Index Price for natural gas exceeded $2.10 per MMBtu, adjusted annually for inflation, TEMI deducted 50% of such excess in calculating the Net Proceeds payable to the Trust.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.95 per MMBtu, $1.87 per MMBtu and $1.83 per MMBtu for 2009, 2008 and 2007 production, respectively. The Sharing Price per MMBtu was $2.40 per MMBtu, $2.30 per MMBtu and $2.26 per MMBtu for 2009, 2008 and 2007 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six months ended June 30, 2009 and 2008. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended June 30, 2009 and 2008 by $0.8 million and $2.0 million, respectively.
During each of the three-month periods ended June 30, 2009 and 2008, the Trust recognized no Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended June 30, 2009 and 2008 totaled $0.5 million and $0.4 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million and $1.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three months ended June 30, 2009 and 2008, respectively.
General and administrative expenses amounted to $0.4 million and $1.4 million, respectively, for the three months ended June 30, 2009 and 2008. The increase in general and administrative expenses in 2008 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the three-month periods ended June 30, 2009 and 2008, general and administrative

TORCH ENERGY ROYALTY TRUST
expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended June 30, 2009, no Nets Profits income received by the Trust was allocated into the Cash Reserve. During the three months ended June 30, 2008, the Trust allocated $1.6 million of net profits income into the Cash Reserve. The Cash Reserve as of June 30, 2009 and 2008 was $1.7 million and $2.6 million, respectively. The Cash Reserve decreased in 2009 as compared to 2008 mainly as a result of a portion of the Cash Reserve being released and distributed to Unitholders during the six months ended June 30, 2009.
During the three months ended June 30, 2009 and June 30, 2008, the Trust received cash payments totaling $0.7 million and $1.6 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended June 30, 2009 is $0.1 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. No potential overpayments were included in cash payments received by the Trust during the three months ended June 30, 2008. Cash payments received by the Trust during the three months ended June 30, 2009 and 2008 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2009 and 2008, respectively.
The foregoing resulted in distributable income of $0.3 million, or $0.03 per Unit, for the three months ended June 30, 2009 as compared to $0.2 million, or $0.02 per Unit, for the three months ended June 30, 2008. Cash distributions of $3.0 million, or 35 cents per unit, were made during the three months ended June 30, 2009. No cash distributions were made to the Unitholders during the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
For the six months ended June 30, 2009, net profits income was $1.7 million, down 45% from net profits income of $3.1 million for the same period in 2008. Such decrease is attributable to a decline in oil and natural gas production and lower oil and natural gas prices paid to the Trust during 2009 as compared to 2008.
The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2009 and 2008. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six months ended March 31, 2009, costs and expenses exceeded gross revenues by approximately $1.0 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds

TORCH ENERGY ROYALTY TRUST
exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2009 (pertaining to production through March 31, 2009), the Robinson’s Bend Cumulative Deficit was approximately $1.1 million.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 683,249 Mcf and 788,746 Mcf during the six months ended March 31, 2009 and 2008, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 766,532 Mcf and 790,821 Mcf during the six months ended March 31, 2009 and 2008, respectively. Oil production attributable to the Underlying Properties for the six months ended March 31, 2009 and 2008 was 7,600 Bbls and 8,202 Bbls, respectively. Natural gas and oil production decreased during 2009 as a result of normal production declines.
During the six months ended June 30, 2009, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.99 per MMBtu as compared to $4.71 per MMBtu for the six months ended June 30, 2008. During the six months ended June 30, 2009, the average price used to calculate Net Proceeds for oil was $44.48 per Bbl as compared to $83.60 per Bbl for the six months ended June 30, 2008.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.95 per MMBtu, $1.87 per MMBtu and $1.83 per MMBtu for 2009, 2008 and 2007 production, respectively. The Sharing Price per MMBtu was $2.40 per MMBtu, $2.30 per MMBtu and $2.26 per MMBtu for 2009, 2008 and 2007 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment, pursuant to each Conveyance. As of June 30, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in

TORCH ENERGY ROYALTY TRUST
calculating the purchase price related to net profits income during the six months ended June 30, 2009 and 2008. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six months ended June 30, 2009 and 2008 by $2.5 million and $3.8 million, respectively.
During the six months ended June 30, 2009, the Trust recognized Infill Well income of $72,000 pertaining to Infill Wells located in the Cotton Valley Fields. During the six months ended June 30, 2008, the Trust reported no Infill Well income pertaining to the Cotton Valley Fields. Such Infill Wells are operated by Samson Lone Star Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the six months ended June 30, 2009 and 2008 totaled $1.1 million and $0.8 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.4 million and $2.9 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the six months ended June 30, 2009 and 2008, respectively.
General and administrative expenses amounted to $0.7 million and $2.2 million, respectively, for the six months ended June 30, 2009 and 2008. The increase in general and administrative expenses in 2008 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2008 in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. During each of the six-month periods ended June 30, 2009 and 2008, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the six months ended June 30, 2009 and 2008, the Trust received cash payments totaling $2.1 million and $3.1 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in such cash receipts during the six months ended June 30, 2009 is $0.4 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. No potential overpayments were included in cash payments received by the Trust during the six months ended June 30, 2008. Cash payments received by the Trust during the six months ended June 30, 2009 and 2008 mainly pertain to net profits income attributable to production from the Underlying Properties during the six months ended March 31, 2009 and 2008, respectively.

TORCH ENERGY ROYALTY TRUST
The Cash Reserve as of June 30, 2009 and 2008 was $1.7 million and $2.6 million, respectively. The Cash Reserve decreased in 2009 as compared to 2008 mainly as a result of a portion of the Cash Reserve being released and distributed to Unitholders during the six months ended June 30, 2009.
The foregoing resulted in distributable income of $1.0 million, or $0.12 per Unit, for the six months ended June 30, 2009, as compared to $0.9 million, or $0.10 per Unit, for the same period in 2008. Cash distributions of $3.0 million, or $0.35 per Unit, were made during the six months ended June 30, 2009. Cash distributions of $0.3 million, or $0.03 per Unit, were made during the six months ended June 30, 2008.
Net profits income received by the Trust during the three and six month periods ended June 30, 2009 and 2008, derived from production sold during the three and six months ended March 31, 2009 and 2008, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and natural gas revenues	$1,312	$1,132	$2,444	$2,298	$1,710	$4,008

Direct operating expenses:
Lease operating expenses and property tax	502	1,676	2,178	370	1,595	1,965
Severance tax	82	93	175	225	162	387

	584	1,769	2,353	595	1,757	2,352

Net proceeds before capital expenditures	728	(637)	91	1,703	(47)	1,656
Capital expenditures	37	—	37	38	—	38

Net proceeds	691	(637)	54	1,665	(47)	1,618
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$656	$—	$656	$1,582	$—	$1,582

TORCH ENERGY ROYALTY TRUST

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and natural gas revenues	$3,106	$2,647	$5,753	$4,445	$3,291	$7,736

Direct operating expenses:
Lease operating expenses and property tax	934	3,411	4,345	799	2,927	3,726
Severance tax	282	245	527	377	301	678

	1,216	3,656	4,872	1,176	3,228	4,404

Net proceeds before capital expenditures	1,890	(1,009)	881	3,269	63	3,332
Capital expenditures	127	—	127	42	4	46

Net proceeds	1,763	(1,009)	754	3,227	59	3,286
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,675	$—	$1,675	$3,066	$—	$3,066

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

TORCH ENERGY ROYALTY TRUST
discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price was adjusted annually for inflation and was $1.95, $1.87 and $1.83 per MMBtu for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 per MMBtu in 2009, 2008 and 2007, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2009.
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through

TORCH ENERGY ROYALTY TRUST
April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The initial term of such agreement expires March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.

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