Form 10-K
period 2009-12-31
TORCH ENERGY ROYALTY TRUST
filed 2010-08-25
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,179,228.20.
     At March 31, 2010, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

Torch Energy Royalty Trust
Annual Report on Form 10-K
For the fiscal year ended December 31, 2009

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
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.
The Trust has no officers, directors or employees. The Trust and Trustee rely solely on receiving accurate information, reports and other representations from Torch and other service providers to the Trust. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing

Torch Energy Royalty Trust
the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See Marketing Arrangements in this section for oil and natural gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Following the termination of the Trust, the Trustee established a non-interest bearing segregated cash reserve account (“Cash Reserve”) for payment by the Trust of certain actual, contingent and uncertain liabilities of the Trust. See footnote 4 of the Trust’s audited financial statements for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, alternative dispute resolution provider JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party was required to bear its own fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding down of the Trust. See also Item 3. Legal Proceedings for subsequent event information concerning the arbitration and Award Notice.
As previously disclosed by Trust in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2010, the Trust received a letter from the NYSE on April 20, 2010 informing the Trust that, as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) with the SEC, the Trust was subject to certain procedures as specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual (“Section 802.01E”) and further, regardless of the procedures specified in Section 802.01E, the NYSE could commence delisting procedures at any time during any period that is available to complete the filing of the 2009 Annual Report, if circumstances warrant.
As the Trust had been unable to obtain complete and accurate information regarding reserve information and the financial statements of the Trust required to be included in the 2009 Annual Report, the Trust remained unable to timely file its 2009 Annual Report. Therefore, the Trust requested an extension for continued listing and trading on the NYSE notwithstanding its failure to file its 2009 Annual Report. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria could result in a suspension of the Trust’s listing and trading privileges.
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

Torch Energy Royalty Trust
The Index Price equals 97% of the weighted average spot market prices of oil and natural gas (“Average Market Prices”) at the four locations where TEMI sold production.
The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for natural gas production, which is adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the sharing price, which is adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. TEMI had no outstanding Price Credits on the Termination Date and had not exercised its option to discontinue the Minimum Price Commitment prior to the Purchase Contract’s expiration date.
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price was $1.95, $1.87 and $1.83 per MMBtu for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 for 2009, 2008 and 2007, respectively. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Gas production is purchased at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with extracting natural gas liquids from such production at natural gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain natural gas gathering, treating and transportation fees in calculating the purchase price for natural gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such natural gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport natural gas. Upon the Trust’s termination, the Working Interest Owners were entitled to deduct the same natural gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.327, $0.314 and $0.308 per MMBtu for 2009, 2008, and 2007, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. The purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields is reduced by a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2009, 2008 and 2007, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2009, 2008 and 2007 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled

Torch Energy Royalty Trust
$1.0 million, $1.4 million and $1.5 million for 2009, 2008 and 2007, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
Neither the Trust nor the Trustee is a party to the Agreement or the Second Amendment and the Trust did not approve or ratify the Second Amendment. No assurance can be given of the effect of the Second Amendment on the Trust, its assets or the production costs chargeable to the Trust based on the Agreement. Pursuant to the Alabama Conveyance for the Trust, certain production costs including “second category costs” as defined in the conveyance are chargeable to the Trust, provided that the costs and expenses paid by a working interest owner to an affiliate of the working interest owner and chargeable to the Trust for performing such operations or services shall not exceed competitive contract charges prevailing in the area for such operations or services. The Trust believes that the costs associated with the Agreement are considered “second category costs” and are likely subject to the competitive limitation noted above. See also Item 3. Legal Proceedings for subsequent event information concerning these matters.
Net Profits Interests
The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and natural gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of natural gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2009, 2008 and 2007 and is not expected to do so in the future.
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

Torch Energy Royalty Trust
The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the NYSE or any other national quotation system. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. If the NYSE does not grant the Trust extensions to file its periodic reports with the NYSE, it has the right to begin proceedings to delist the units. A delisting of the Trust’s units may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the units.
If natural gas and oil prices decline significantly, the Trust’s cash flow from operations will likely decline and the Trust may have to lower the cash distributions or may not be able to pay distributions at all during the wind up and liquidation of the Trust.
The Trust’s cash distributions, operating results and the value of the Net Profits Interest are substantially dependent on prices of natural gas and, to a lesser extent, oil. Prices for oil and natural gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. These factors include:
•	The domestic and foreign supply of and demand for oil and natural gas;

•	The price and quantity of foreign imports of oil and natural gas;

•	The level of consumer product demand;

•	Weather conditions, including but not limited to, hurricanes in the Gulf of Mexico, can adversely impact cash distributions received by the Trust. If the wells drilled on the Underlying Properties and related infrastructure were to be damaged by adverse weather conditions, cash flows distributed to Unitholders could be delayed during the period in which damage to such assets were repaired. Additionally, costs associated with such repairs not covered by insurance would reduce cash distributions received by the Trust;

•	Overall domestic and global economic conditions;

•	Political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America and Russia, and acts of terrorism or sabotage;

•	The ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	Technological advances affecting energy consumption;

•	Domestic and foreign governmental regulations and taxation;

•	The impact of energy conservation efforts;

•	The capacity of natural gas pipelines and other transportation facilities to the Trust’s production; and

•	The price and availability of alternative fuels.
Any substantial and extended decline in the price of natural gas and oil would have an adverse effect on the Trust’s revenues, cash distributions and current and/or future value of the Net Profits Interests.
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
Estimates of economically recoverable natural gas and oil reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Prices for oil and natural gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. As disclosed by the Trust in its Annual Report on Form 10-K for the period ended December 31, 2007 and in this Annual Report, on December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves and the corresponding proceeds from such sales which may vary widely. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2009, 2008 and 2007.
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
Cash payments to the Trust are derived from the production and sale of natural gas and oil, which operations are subject to risk inherent in such activities, such as blowouts, cratering, explosions, damage to equipment caused by weather conditions, facility or equipment malfunctions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution and other environmental risks. These risks could result in substantial losses which are deducted in calculating the Net Proceeds paid to the Trust due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and

Torch Energy Royalty Trust
suspension of operations. The Trust may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on the Trust’s business activities, financial condition, results of operations and ability to pay distributions to Unitholders. The failure of an operator of the Underlying Properties to conduct its operations or discharge its obligations in a proper manner could have an adverse effect on the Net Proceeds payable to the Trust.
The Trust may be unable to compete effectively with larger companies, which may adversely affect the Trust’s ability to generate sufficient revenue and its ability to pay distributions to Unitholders prior to the windup and liquidation of the Trust.
The Trust’s distributions are dependent on natural gas production and prices and, to a lesser extent, oil production and prices from the Underlying Properties. The natural gas industry is highly competitive in all of its phases. In marketing production from the Underlying Properties, major natural gas companies, independent natural gas concerns, and individual producers and operators may provide competition. Many of these competitors have greater financial and other resources than the companies marketing the production of the Trust. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. In addition, the Trust and Trustee do not independently monitor the Working Interest Owners financial viability on an ongoing basis which may have an effect on the Trust and its ability to pay distributions to the Unitholders.
The Trust’s operations are subject to regulations which may limit the Trust’s production of natural gas or the price that the Trust receives for natural gas.
The production, transportation and sale of natural gas from the Underlying Properties are subject to Federal and state governmental regulation, including regulation of tariffs charged by pipelines, taxes, the prevention of waste, the conservation of natural gas, pollution controls and various other matters. The United States has governmental power to impose pollution control measures.
If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.
The Trustee does not intend to pay any amounts for the Texas margin tax for tax years 2007, 2008 and 2009, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the years ended December 31, 2007, 2008 and 2009, including the tax liability accruing on income distributed after December 2006 attributable to 2007, 2008 and 2009 Trust revenues from which no tax was withheld. For more information about the Texas margin tax, see Note 3 to the Trust’s financial statements.
Federal Regulation
The Underlying Properties are subject to the jurisdiction of FERC with respect to various aspects of natural gas operations including the marketing and production of natural gas. The Natural Gas Act and the Natural Gas Policy Act (collectively, the “Acts”) mandate Federal regulation of interstate transportation of natural gas. The Natural Gas Wellhead Decontrol Act of 1989 terminated wellhead price controls on all domestic natural gas on January 1, 1993. Numerous questions have been raised concerning the interpretation and implementation of several significant provisions of the Acts and of the regulations and policies promulgated by FERC there under. A number of lawsuits and administrative proceedings have been instituted which challenge the validity of regulations implementing the Acts. In addition, FERC currently has under

Torch Energy Royalty Trust
consideration various policies and proposals that may affect the marketing of natural gas under new and existing contracts. Accordingly, Torch is unable to predict the impact of any such government regulation.
In the past, Congress has been very active in the area of natural gas regulation. Legislation enacted in repeals incremental pricing requirements and natural gas use restraints previously applicable. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Underlying Properties and the Trust.
State Regulation
Many state jurisdictions have at times imposed limitations on the production of natural gas by restricting the rate of flow for natural gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of a well. States may also impose additional regulations of these matters. Most states regulate the production of natural gas, including requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of natural gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of natural gas resources. The rate of production may be regulated and the maximum daily production allowable from natural gas wells may be established on a market demand or conservation basis or both.
Because the Trust handles oil and natural gas petroleum products, the Trust may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances in the environment.
Activities on the Underlying Properties are subject to existing Federal, state and local laws, rules and regulations relating to the protection of public health and welfare, safety and the environment, including, without limitation, laws regulating the release of materials into the environment and laws protecting areas of particular environmental concern. It is anticipated that, absent the occurrence of an unanticipated event, compliance with these laws will not have a material adverse effect upon the Trust or Unitholders. Torch has informed the Trust that it cannot predict what effect future regulation or legislation, enforcement policies there under, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyances, any costs or expenses incurred by TRC or Velasco in connection with environmental liabilities, to the extent arising out of or relating to activities occurring on, or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1993, will be borne by TRC or Velasco and not the Trust and will not be deducted in calculating Net Proceeds and will, therefore, not reduce amounts payable to the Trust.
Net Proceeds Attributable to the Robinson’s Bend Field have declined significantly.
Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the Net Profits Interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. These expenses and expenditures are being reviewed by the Trust, including the Second Amendment of the Water Gathering and Disposal. The Trust receives no payments for distributions to Unitholders with respect to the Robinson’s Bend Field when proceeds do not exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). The Trust received no payments for distributions to Unitholders with respect to the Robinson’s Bend Field during the each of the three years ended December 31, 2007, 2008 and 2009.

Torch Energy Royalty Trust
The Robinson’s Bend Field Cumulative Deficit at December 31, 2009 (pertaining to production as of September 30, 2009) was approximately $2.8 million. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
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
To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice. The inability of the Trust to hire qualified services providers to assist in the wind up and liquidation of the Trust may have a material adverse effect on the operations of the Trust.
Unitholders have limited voting rights.
Voting rights as a Unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unitholders or an annual or other periodic re-

Torch Energy Royalty Trust
election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Trust Agreement and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust as set forth in the Trust’s Trust Agreement.
Item 1B. Unresolved Staff Comments
The Trust does not currently have any unresolved Securities and Exchange Commission staff comments.
Item 2. Properties
Description of the Underlying Properties
Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells (excluding Infill Wells) producing from the Miogyp “B” reservoir. As of December 31, 2009, one Infill Well has been drilled on the Underlying Properties in the Chalkley Field. The average working interest and net revenue interest (net to the Trust’s 20% interest) for the Chalkley Infill Well is approximately 3.2% and 2.4%. These wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the wells.
Robinson’s Bend Field. The Underlying Properties include an average 40.0% working interest (30.4% net revenue interest) in 392 wells (excluding Infill Wells) in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. As of December 31, 2009, 34 Infill Wells have been drilled on the Underlying Properties in the Robinson’s Bend Field. The average working interest and net revenue interest of the Robinson’s Bend Infill Wells (net to the Trust’s 20% interest) is approximately 6.0% and 4.5%, respectively. All of the wells in the Robinson’s Bend Field are operated by a third party, Robinson’s Bend Operating II, LLC.
Cotton Valley Fields. The Underlying Properties include an average 52.9% working interest (39.2% net revenue interest) in 41 wells (excluding Infill Wells) in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. As of December 31, 2009, 32 Infill Wells have been drilled on the Underlying Properties in the Cotton Valley Fields. The average working interest and net revenue interest of the Cotton Valley Fields Infill Wells (net to the Trust’s 20% interest) is approximately 14.8% and 11.4%, respectively. A subsidiary of Torch operates 40 of these wells. The remaining wells are operated by Samson Lone Star Limited Partnership (“Samson”).
Austin Chalk Fields. The Underlying Properties include an average of 18.4% working interest (14.1% net revenue interest) in 63 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A subsidiary of Torch operates two wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.
Oil and Natural Gas Reserves
The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests was approximately $10.9 million as of December 31, 2009. Future cash flows attributable to the Robinson’s Bend Field’s Net Profits Interest were estimated to have no value to the Trust as of December 31, 2009. See Note 7 of the audited financial statements for additional information concerning the net proved reserves of the Net Profits Interests.

Torch Energy Royalty Trust
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2008 and in this Annual Report, on December 31, 2009, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
Well Count and Acreage Summary
The following table shows, as of December 31, 2009, the gross and net interest in oil and natural gas wells for the Underlying Properties:

	Natural Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	6	0.8	—	—
Robinson’s Bend Field	426	170.4	—	—
Cotton Valley Fields	73	25.4	—	—
Austin Chalk Fields	28	4.7	35	5.9

Total	533	201.3	35	5.9

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2009. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field	33,404	14,288
Cotton Valley Fields	4,411	2,606
Austin Chalk Fields	23,895	4,042
Total	63,862	21,284

Drilling Activity
The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2009. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.
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

Torch Energy Royalty Trust

	Development Wells – Chalkley Field (a)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2009	0	0	0	0	0	0
2008	0	0	0	0	0	0
2007	1	0	1	0.03	0	0.03

	Development Wells – Cotton Valley Fields
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2009	0	0	0	0.0	0	0.0
2008	1	0	1	0.2	0	0.2
2007	2	0	2	0.3	0	0.3

	Development Wells – Robinson’s Bend Field (b)
	Gross			Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2009	0	0	0	0	0	0
2008	3	0	3	0.2	0	0.2
2007	8	0	8	1.2	0	1.2

(a)	The Trust has not received cash distributions with respect to the Infill Well drilled in the Chalkley Field. As of December 31, 2009, costs and expenses exceeded gross revenues by approximately $2.4 million (before interest). The Trust will receive no payments for distributions with respect to the Chalkley Field Infill Well until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.

(b)	The Trust has not received cash distributions with respect to the Infill Wells drilled in the Robinson’s Bend Field. As of December 31, 2009 (pertaining to sales through September 30, 2009), costs and expenses exceeded gross revenues by approximately $1.6 million. The Trust will receive no payments for distributions with respect to the Robinson’s Bend Infill Wells until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.
There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2009.
Oil and Natural Gas Sales Prices and Production Costs
The following table sets forth, for the Underlying Properties, the net production volumes of natural gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of natural gas and Bbl of oil for production attributable to Net Proceeds received by the Trust during the years ended December 31, 2009, 2008 and 2007 (derived from production during the twelve months ended September 30, 2009, 2008 and 2007, respectively).

	Chalkley, Cotton Valley And Austin Chalk Fields
	2009	2008	2007
Production:
Natural Gas (MMcf)	1,342	1,544	1,811
Oil (Mbbl)	15	14	15

Weighted average lifting cost per Mcfe	$1.31	$0.92	$1.15
Weighted average taxes on production per Mcfe	$0.33	$0.47	$0.39
Weighted average sales price (a)
Natural Gas ($/Mcf)	$3.46	$5.51	$4.29
Oil ($/Bbl)	$48.11	$95.11	$57.51

Torch Energy Royalty Trust

	Robinson’s Bend Field
	2009	2008	2007
Production:
Natural Gas (MMcf)	1,530	1,579	1,667
Oil (Mbbl)	—	—	—

Weighted average lifting cost per Mcfe	$4.49	$4.19	$3.59
Weighted average taxes on production per Mcfe	$0.23	$0.47	$0.34
Weighted average sales price (a)
Natural Gas ($/Mcf)	$2.92	$4.85	$3.83
Oil ($/Bbl)	$—	$—	$—

(a)	Average sales prices are reflective of natural gas prices received by the Trust less certain gathering, treating and transportation charges.
Item 3. Legal Proceedings
On October 16, 2008, Trust Venture Company, LLC and Wilmington Trust Company, solely in its capacity as Trustee for the Torch Energy Royalty Trust, (together, “Plaintiffs”) filed a petition against Torch Royalty Company, Torch E&P Company, and Constellation Energy Partners LLC (collectively, “Defendants”) in the District Court of Harris County, Texas. The petition sought to vacate the arbitration award issued by the JAMS Panel in Defendants’ favor on July 18, 2008 in the arbitration captioned Torch Royalty Co., et al. v. Wilmington Trust Co., et al., JAMS Reference No. 13100017310. See Item 1. Business – General for a description of the arbitration. Defendants filed a motion to dismiss the Plaintiffs’ petition and to confirm the arbitration award. On or about December 10, 2008, the Court entered an Order dismissing the petition and granting the Defendants’ motion to confirm the arbitration award.
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
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), Trust Venture intended to commence a derivative action against Constellation Energy Partners LLC, the working interest owner of certain oil and natural gas fields located in Alabama, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. On December 30, 2008, Trust Venture filed and subsequently

Torch Energy Royalty Trust
served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging such overcharges, challenging the calculation of the Net Profits Interests under the Conveyances that were used to transfer the net profits interests in each state, and demanding an accounting of Constellation Energy Partners LLC’s revenues and expenses. In response to the derivative lawsuit, on February 9, 2009, Constellation Energy Partners LLC filed in Alabama state court a motion to dismiss such lawsuit without prejudice in favor of arbitration in Texas on various grounds, including Trust Venture’s alleged lack of standing and Trust Venture’s alleged failure to comply with certain contractual agreements. The Alabama state court denied Constellation Energy Partners LLC’s motion to dismiss on February 25, 2009, and so the Alabama derivative action is proceeding against Constellation Energy Partners LLC.
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
Item 4. (Removed and Reserved)

Torch Energy Royalty Trust
PART II
Item 5. Market for Registrant’s Units, Related Unitholder Matters and Registrants Purchases of Equity Securities
The Units are listed and traded on the NYSE under the symbol “TRU.” At March 31, 2010, there were 8,600,000 Units outstanding and approximately181 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit made by the Trust:

			Cash
	High	Low	Distributions
Fiscal Year Ended December 31, 2008:
Quarter ended March 31, 2008	$10.91	$8.47	$0.03
Quarter ended June 30, 2008	$12.65	$6.57	$0.00
Quarter ended September 30, 2008	$9.74	$1.63	$0.00
Quarter ended December 31, 2008	$4.18	$1.01	$0.00

Fiscal Year Ended December 31, 2009:
Quarter ended March 31, 2009	$2.99	$1.19	$0.00
Quarter ended June 30, 2009	$4.80	$1.44	$0.35
Quarter ended September 30, 2009	$8.74	$3.20	$0.00
Quarter ended December 31, 2009	$7.35	$4.36	$0.10

Interim Period:
Quarter ended March 31, 2010	$5.35	$3.36	$0.00
Quarter ended June 30, 2010	$5.48	$3.75	$0.00
Item 6. Selected Financial Data (In thousands, except per Unit amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net profits income	$2,516	$6,217	$4,842	$7,796	$5,818
Distributable income	$1,236	$3,162	$4,133	$7,262	$5,601
Distributions declared	$3,891	$258	$4,102	$7,250	$5,590
Distributable income per Unit	$0.14	$0.37	$0.48	$0.84	$0.65
Cash Reserve per Unit	$0.10	$0.46	$0.00	$0.00	$0.00
Distributions per Unit	$0.45	$0.03	$0.48	$0.84	$0.65
Total assets (at end of period)	$15,250	$19,623	$16,694	$18,386	$21,675
Distributable income of the Trust consists of the excess of net profits income plus Infill Well Net Proceeds and other income less general and administrative expenses of the Trust. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

Torch Energy Royalty Trust
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Discussion of Years Ended December 31, 2009, 2008, and 2007
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2009, 2008 and 2007 are derived from actual oil and natural gas production from October 1, 2008 through September 30, 2009, October 1, 2007 through September 30, 2008 and October 1, 2006 through September 30, 2007, respectively. The following tables set forth oil and natural gas sales attributable to the Underlying Properties during the three years ended December 31, 2009.

	Bbls of Oil
	2009	2008	2007
Chalkley Field	2,906	3,550	4,027
Robinson’s Bend Field	—	—	—
Cotton Valley Fields	1,560	1,552	1,855
Austin Chalk Fields	10,322	9,069	9,229

Total	14,788	14,171	15,111

	Mcf of Natural Gas
	2009	2008	2007
Chalkley Field	702,898	822,474	976,994
Robinson’s Bend Field	1,529,997	1,579,276	1,666,553
Cotton Valley Fields	513,335	580,232	643,745
Austin Chalk Fields	125,887	140,911	190,591

Total	2,872,117	3,122,893	3,477,883

For the year ended December 31, 2009, net profits income was $2.5 million, as compared to $6.2 million and $4.8 million for the same periods in 2008 and 2007, respectively. The decrease in net profits income during 2009 as compared to 2008 is mainly due to lower average oil and natural gas prices paid to the Trust in 2009. The increase in net profits income during 2008 as compared to 2007 is mainly due to higher average oil and natural gas prices paid to the Trust in 2008.
Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s Bend Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during each of the years ended December 31, 2009, 2008 and 2007.
The Robinson’s Bend Field Cumulative Deficit (pertaining to production as of September 30, 2009) is approximately $2.8 million. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,342,120 Mcf, 1,543,617 Mcf and 1,811,330 Mcf in 2009, 2008 and 2007, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,529,997 Mcf, 1,579,276 Mcf and 1,666,553 Mcf in 2009, 2008 and 2007, respectively. Natural gas production decreased during each of the years ended December 31, 2009 as a result of normal production declines. Oil

Torch Energy Royalty Trust
production attributable to the Underlying Properties for the year ended December 31, 2009 was 14,788 Bbls as compared to 14,171 Bbls and 15,111 Bbls for the same periods in 2008 and 2007, respectively.
The average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, during the year ended December 31, 2009 was $3.41 per MMBtu as compared to $5.42 and $4.33 per MMBtu for the years ended December 31, 2008 and 2007, respectively. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2009, 2008 and 2007 was $48.11, $95.11 and $57.51 per Bbl, respectively.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu for 2009, 2008 and 2007 was $1.95, $1.87 and $1.83, respectively. The Sharing Price per MMBtu for 2009, 2008 and 2007 was $2.40, $2.30 and $2.26, respectively. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds during the years ended December 31, 2009, 2008, and 2007 by $3.0 million, $10.1 million and $7.1 million, respectively. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three years ended December 31, 2009.
During the years ended December 31, 2009, 2008 and 2007, the Infill Well Proceeds generated from the Infill Wells located in the Cotton Valley Fields was approximately $89,000, $161,000 and $400,000, respectively.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds during the years ended December 31, 2009, 2008 and 2007 totaled $2.2 million, $2.5 million and $2.8 million, respectively.
General and administrative expenses during the year ended December 31, 2009 were $1.4 million as compared to $3.3 million and $1.2 million during each of the years ended December 31, 2008 and 2007, respectively. General and administrative expenses were significantly greater in 2008 as compared to 2009 and 2007 as a result of legal fees incurred by the Trust in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. See Item 3. Legal Proceedings. During each of the three years ended December 31, 2009, general and administrative expenses include costs pertaining to administrative services provided by Torch and the Trustee, legal fees, accounting fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During 2009 and 2008, the Trust received cash payments totaling $3.2 million and $7.1 million (including $0.6 million and

Torch Energy Royalty Trust
$0.7 million paid to the Trust by a certain working interest owner in 2009 and 2008, respectively, that is classified as restricted cash due to potential overpayment — see note 6 to the audited financial statements) from the Working Interest Owners of the Underlying Properties pertaining to net profits income attributable to production from the Underlying Properties during the twelve months ended September 30, 2009 and 2008, respectively. During 2008, $6.1 million of the cash payments received by the Trust was allocated into the Cash Reserve. No cash payments received by the Trust in 2009 were allocated to the Cash Reserve. In 2009, cash receipts received by the Trust from the Working Interest Owners during 2009 (excluding restricted cash), net of general and administrative costs paid by the Trust during 2009, were distributed to Unitholders along with the release of certain Cash Reserves accumulated in 2008. The Cash Reserve as of December 31, 2009 and 2008 was $0.8 million and $4.0 million, respectively.
For the year ended December 31, 2009, distributable income was $1.2 million, or $0.14 per Unit, as compared to $3.2 million, or $0.37 per Unit, and $4.1 million, or $0.48 per Unit, for the same periods in 2008 and 2007, respectively. Total cash distributions of $3.9 million, or $0.45 per Unit, were made during the year ended December 31, 2009 as compared to $0.3 million, or $0.03 per Unit, and $4.1 million, or $0.48 per Unit, for the same periods in 2008 and 2007, respectively.
Net profits received by the Trust during the years ended December 31, 2009, 2008 and 2007, derived from production sold during the twelve months ended September 30, 2009, 2008 and 2007, respectively, was computed as shown in the following table (in thousands):

	Year Ended December 31,
	2009			2008				2007
	Chalkley, Cotton Valley and	Robinson’s Bend		Chalkley, Cotton Valley	Robinson’s Bend			Chalkley, Cotton Valley	Robinson’s Bend
	Austin Chalk Fields	Field	Total	and Austin Chalk Fields	Field		Total	and Austin Chalk Fields	Field	Total
Oil and natural gas revenues	$5,356	$4,472		$9,846	$7,662			$8,649	$6,391

Direct operating expenses:
Lease operating expenses (including property tax)	1,872	6,877		1,491	6,619			2,195	5,986
Severance tax	474	358		771	743			741	568

	2,346	7,235		2,262	7,362			2,936	6,554

Net proceeds before capital expenditures	3,010	(2,763)		7,584	300			5,713	(163)
Capital expenditures	362	1		1,040	4			616	141

	2,648	(2,764)		6,544	296			5,097	(304)
Cumulative Deficit	—	—		—	—			—	—

	2,648	(2,764)		6,544	296			5,097	(304)

Net profits percentage	95%	— (a)		95%	—	(a)		95%	— (a)

Net profits income	$2,516	$—	$2,516	$6,217	$—		$6,217	$4,842	$—	$4,842

(a)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the years ended December 31, 2009, 2008 and 2007 (pertaining to production during the twelve months ended September 30, 2009, 2008 and 2007, respectively.)

Torch Energy Royalty Trust
Critical Accounting Policies
Reserve Estimates
The proved reserves of the Trust are estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, estimates are made regarding the amount and timing of future operating costs, production volumes and severance taxes, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also change. Any variance in these assumptions could materially affect the estimated quantity and value of the Trust’s reserves. Independent petroleum engineering firms are engaged to estimate the Trust’s proved hydrocarbon liquid and natural gas reserves.
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2008 and in this Annual Report, on December 31, 2009, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
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
All production from the Underlying Properties during the period from the inception of the Trust to the Trust’s termination on January 29, 2008 was sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. The Purchase Contract expired upon the Trust’s termination. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which were calculated monthly. The Index Price calculation was based on market prices of oil and natural gas and therefore was subject to commodity price risk. The Purchase Contract also provided a Minimum Price paid by TEMI for natural gas, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price, it received Price Credits equal to the difference between the Index Price and the Minimum Price that TEMI was entitled to deduct when the Index Price exceeded the Minimum Price. Additionally, if the Index Price exceeded the Sharing Price, TEMI was

Torch Energy Royalty Trust
entitled to deduct such excess, Price Differential. TEMI had the annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential and would forfeit all accrued Price Credits. TEMI did not exercise its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date.
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was $1.95, $1.87 and $1.83 for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 per MMBtu in 2009, 2008 and 2007, respectively. See Item 1. Business and Item 1A. Risk Factors relating to the termination of the Trust and the arbitration proceeding relating to the proper calculation of the Net Profits Interests payments owed to the Trust following termination of the Trust and the current Alabama litigation. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of December 31, 2009.

Torch Energy Royalty Trust
Item 8. Financial Statements and Supplementary Data

Torch Energy Royalty Trust
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:
We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We were not engaged to examine the Trustee’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.
As described in Note 2, the accompanying financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with the basis of accounting described in Note 2.
As discussed in Note 1 to the financial statements, the Trust terminated effective January 29, 2008. Certain responsibilities of the Trustee, including those associated with selling the assets of the Trust, are also as described in Note 1.

/s/ UHY LLP
Houston, Texas
August 25, 2010

Torch Energy Royalty Trust
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In Thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Cash	$847	$3,963
Restricted cash	1,288	730
Net profits interests in oil and natural gas properties (net of accumulated amortization of $167,485 and $165,670 at December 31, 2009 and 2008, respectively)	13,115	14,930

	$15,250	$19,623

LIABILITIES AND TRUST CORPUS

Trust expense payable	$2,076	$1,979
Trust corpus	13,174	17,644

	$15,250	$19,623

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

	Year Ended December 31,
	2009	2008	2007
Net profits income	$2,516	$6,217	$4,842
Infill well net proceeds	89	161	400
Other income	24	37	54

	2,629	6,415	5,296

General and administrative expenses	1,393	3,253	1,163

Distributable income	$1,236	$3,162	$4,133

Distributable income per Unit (8,600 Units)	$0.14	$0.37	$0.48

Distributions per Unit	$0.45	$0.03	$0.48

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Trust corpus, beginning of year	$17,644	$16,449	$18,164

Amortization of Net Profits Interests	(1,815)	(1,709)	(1,746)

Distributable income	1,236	3,162	4,133

Distributions to Unitholders	(3,891)	(258)	(4,102)

Trust Corpus, end of year	$13,174	$17,644	$16,449

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
TRC and Velasco receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the Trust’s termination on January 29, 2008, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) in 2008 following the Trust’s termination. See Note 4 (Distributions and Income Computations) of the Trust’s

Torch Energy Royalty Trust
financial statements for additional information regarding cash distributions and the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
2. Basis of Accounting, Significant Accounting Policies and Recent Accounting Pronouncements
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2009, 2008 and 2007 are derived from oil and natural gas production sold during the twelve-month periods ended September 30, 2009, 2008 and 2007, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to Trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No such impairment was recorded during the three years ended December 31, 2009.

Torch Energy Royalty Trust
•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

•	Restricted cash represents monies paid to the Trust by a working interest owner of the Underlying Properties that may represent a potential overpayment pertaining to oil and natural gas sales from certain Infill Wells during periods subsequent to the Trust’s termination.

•	In May 2009, the FASB issued authoritative guidance on subsequent events. FASB ASC 855 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance is set forth in topic 855 of the codification, and it is effective for fiscal years and interim periods after June 15, 2009. Adoption of the guidance in the second quarter of 2009 did not impact the trust financial position or results of operation.

•	At December 31, 2009, the Trust adopted the Securities and Exchange Commission’s (SEC) Modernization of Oil and Gas Reporting, as well as the conforming rule changes issued by the Financial Accounting Standards Board. Upon adoption, the primary rule change that impacted the Trust’s year-end 2009 reserve estimates were those related to assumptions for pricing. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. The revised rules require reserve estimates to be calculated using an unweighted average of the first-day-of-the-month price for the preceding 12-month period.
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
In May 2006, the State of Texas passed legislation to implement a margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.”
Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation.

Torch Energy Royalty Trust
This revenue would be sourced to Texas under Texas Comptroller guidance that provides such income is sourced according to the principal place of business of the Trust, which is Texas.
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and natural gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is generally payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust distributes the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date.
During the year ended December 31, 2008, the Trust received cash payments totaling $7.1 million ($6.4 million recorded as net profits income and Infill Well net proceeds included in the statement of distributable income and $0.7 million recorded as an accounts payable. The received cash of $0.7 million paid to the Trust by a certain working interest owner is classified as restricted cash as of December 31, 2008 due to potential overpayment — see note 6 to the financial statements) from the Working Interest Owners for net profits income pertaining to production from the Underlying Properties during the twelve months ended September 30, 2008. Of these cash receipts, $6.1 million was allocated into the Cash Reserve and $258,000, or $0.03 per Unit, were distributed to Unitholders and recorded as payable to the Unitholders. As of December 31, 2008 the Cash Reserve was $4.0 million.
During the year ended December 31, 2009, the Trust received cash payments totaling $3.2 million ($2.6 million recorded as net profits income and Infill Wells net proceeds included in the statement of distributable income and $0.6 million recorded as an accounts payable. The received cash of $0.6 million paid to the Trust by a certain working interest owner is classified as restricted cash as of December 31, 2009 due to potential overpayment — see note 6 to the financial statements) from the Working Interest Owners for net profits income pertaining to production from the Underlying Properties during the twelve months ended September 30, 2009. None of these cash receipts were allocated into the Cash Reserve. During the twelve months ended December 31, 2009, $3.9 million, or $0.45 per Unit, were distributed to Unitholders and recorded as payable to the Unitholders. Such cash distributions during 2009 included (i) a release of funds from the Cash Reserve representing Net Proceeds related to Underlying Property production during the twelve months ended December 31, 2008 and (ii) Net Proceeds related to the Underlying Property production during the twelve months ended September 30, 2009. As of December 31, 2009 the Cash Reserve was $0.8 million.
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

Torch Energy Royalty Trust
developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into the Purchase Contract which expired on the Termination Date. Under the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an index price for oil and natural gas (“Index Price”), less certain gathering, treating and transportation charges, which were calculated monthly. The Index Price equals 97% of the average spot market prices of oil and natural gas (“Average Market Prices”) at the four locations where TEMI sold production.
The Purchase Contract also provided that TEMI paid a minimum price (“Minimum Price”) for natural gas production, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $1.95, $1.87 and $1.83 for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 per MMBtu in 2009, 2008 and 2007, respectively. See Item 1. Business for additional information concerning the pricing mechanism utilized to compute the Trust’s Net Proceeds during the periods prior to and subsequent to the Trust’s termination and the related arbitration. As of December 31, 2009, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
Natural gas production is purchased at the wellhead and, therefore, distributions do not include any amounts received in connection with extracting natural gas liquids from such production at natural gas processing or treating facilities.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain natural gas gathering, treating and transportation fees in calculating the purchase price for natural gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such natural gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport natural gas. Upon the Trust’s termination, the Working Interest Owners became entitled to deduct the same natural gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.

Torch Energy Royalty Trust
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.327, $0.314 and $0.308 per MMBtu for 2009, 2008, and 2007, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2009, 2008 and 2007, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2009, 2008 and 2007, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.4 million and $1.5 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $227,000, $215,000 and $200,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees charged to the Trust by TEAI for services pertaining to the three years ended December 31, 2009 were $335,000, $371,000 and $414,000, respectively.

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
Total administrative and transfer agent fees charged by the Trustee during the year ended December 31, 2009, 2008 and 2007 were $130,000, $177,000 and $95,000, respectively.
6. Trust Expense Payable
Trust expense payable as reflected on the Trust’s statements of assets, liabilities and trust corpus was $2.1 million and $2.0 million at December 31, 2009 and 2008, respectively. Included in such payable are general and administrative expense accruals of $0.8 million and $1.3 million as of December 31, 2009 and 2008, respectively, mainly pertaining to the Trust’s legal fees, audit fees and administrative services fees. The remaining balances included in Trust Expense Payable as of December 31, 2009 and 2008 of $1.3 million and $0.7 million, respectively, represent a potential overpayment from a working interest owner of the Underlying Properties pertaining to oil and natural gas sales from certain Infill Wells during periods subsequent to the Trust’s termination.
7. Supplemental Oil and Natural Gas Information (Unaudited)
Total proved oil and natural gas reserves attributable to the Net Profits Interests as of December 31, 2009, 2008 and 2007 are based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. (“Independent Reserve Engineers”). Future net cash flows were computed by applying the Purchase Contract prices for oil and natural gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves. See Item 1A. Risk Factors for information regarding assumptions and price volatility.
Reserve Quantities:
The following table sets forth the estimated total proved and proved developed oil and natural gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2009, 2008 and 2007, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or natural gas, but to a portion of oil and natural gas sufficient to yield a specified portion of the Net Proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or natural gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent

Torch Energy Royalty Trust
Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.
At December 31, 2009, the Trust adopted the SEC Modernization of Oil and Gas Reporting, as well as the conforming rule changes issued by the Financial Accounting Standards Board. Upon adoption, the primary rule change that impacted the Trust’s year-end 2009 reserve estimates were those related to assumptions for pricing. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. The revised rules require reserve estimates to be calculated using an unweighted average of the first-day-of-the-month price for the preceding 12-month period. The SEC’s new pricing rules adversely impacted the estimated future net cash flows of the Net Profits Interests at December 31, 2009. The present value of the Trust’s proved reserves at December 31, 2009 utilizing the SEC’s pricing rules pursuant to the SEC Modernization of Oil and Gas Reporting was $10.9 million. The present value of the Trust’s proved reserves utilizing the SEC’s prior rules of using the year-end oil and gas prices was $16.9 million.
Year-end reserves for 2009 attributable to the Trust’s Net Profits Interests were estimated utilizing the unweighted average of the first-day-of-the-month price during 2009, pursuant to the revised SEC pricing rules. Year-end reserves for 2008 and 2007 attributable to the Trust’s Net Profits Interests utilized year-end pricing for natural gas, pursuant to the SEC’s pricing rules which were in effect during each of the two years ended December 31, 2008. In accordance with such SEC pricing rules, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests were estimated utilizing a Purchase Contract price for natural gas, after gathering fees, of $3.20 per Mcf, $4.14 per Mcf and $4.71 per Mcf for 2009, 2008 and 2007, respectively. Such Purchase Contract prices were calculated utilizing the Henry Hub natural gas prices of $3.87 per MMBtu, $5.71 per MMBtu and $6.80 per MMBtu for 2009, 2008 and 2007, respectively).
Year-end reserves at December 31, 2009 were 4.7 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2008 and 2007 reserves of 7.7 Bcfe and 10.5 Bcfe, respectively. The revisions of the estimated oil and natural gas volumes and the related present value of the estimated net future revenues as of December 31, 2009, 2008 and 2007 is primarily a result of fluctuations of natural gas prices utilized in computing the year-end reserves for each of the years then ended.
The Robinson’s Bend Field estimated reserves as of December 31, 2009, 2008 and 2007 were estimated to have no value.

	2009		2008		2007
		Natural		Natural		Natural
Description	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves at beginning of year	37	7,491	48	10,202	42	10,302
Revisions	(2)	(2,381)	(3)	(1,710)	15	1,032
Extensions and discoveries	—	—	—	—	—	—
Production	(7)	(579)	(8)	(1,001)	(9)	(1,132)

Proved reserves at end of year	28	4,531	37	7,491	48	10,202

Proved developed reserves at beginning of year	37	7,491	48	10,202	42	10,273

Proved developed reserves at end of year	28	4,531	37	7,491	48	10,202

Torch Energy Royalty Trust
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (in thousands):
Estimated future net cash flows from the Net Profits Interests in proved oil and natural gas reserves at December 31, 2009, 2008 and 2007 are presented in the following table:

	December 31,
	2009	2008	2007
Future cash inflows	$32,487	$55,206	$84,417
Future costs and expenses	(16,344)	(22,702)	(31,595)

Net future cash flows	16,143	32,504	52,822
Discount at 10% for timing of cash flows	(5,205)	(12,090)	(21,944)

Present value of future net cash flows for proved reserves	$10,938	$20,414	$30,878

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$20,414	$30,878	$26,376
Sales of oil and natural gas produced, net of production costs	(2,153)	(6,286)	(5,584)
Accretion of discount	2,041	3,088	2,638
Extensions and discoveries	0	0	0
Revision of prior-year estimates, change in prices and other	(9,364)	(7,266)	7,448

Balance at end of year	$10,938	$20,414	$30,878

Estimates of future net cash flows from proved reserves of natural gas and oil condensate were made in accordance with ASC 932, Extractive Activities — Oil and Gas. The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and natural gas reserves.

Torch Energy Royalty Trust
8. Quarterly Financial Data (Unaudited — in thousands, except per Unit amounts)
The following table sets forth, for the periods indicated, summarized quarterly financial data:

			Distributable
	Net Profits	Distributable	Income
	Income	Income	Per Unit
Quarter ended March 31, 2009	$1,019	$763	$0.089
Quarter ended June 30, 2009	656	264	0.031
Quarter ended September 30, 2009	507	189	0.022
Quarter ended December 31, 2009	334	20	0.002

	$2,516	$1,236	$0.144

Quarter ended March 31, 2008	$1,484	$686	$0.080
Quarter ended June 30, 2008	1,582	172	0.020
Quarter ended September 30, 2008	1,655	1,092	0.127
Quarter ended December 31, 2008	1,496	1,212	0.141

	$6,217	$3,162	$0.368

9. Subsequent Events
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In their evaluation of disclosure controls and procedures, the Trustee and Trust have relied, to the extent considered reasonable, on information provided by Torch and Watkins Meegan LLC, an accounting firm contracted by the Trust to perform certain Sarbanes-Oxley compliance for the Trust.
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an Agreement on March 26, 2009. Pursuant to the agreement, Torch provides certain accounting and other services for the Trust. The initial term of such agreement expired on March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.
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

Torch Energy Royalty Trust
financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Trustee assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Trustee believes that, as of December 31, 2009, the Trust’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only the Trustee’s report in this annual report.
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
Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trust, the Trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Units during and for the year ended December 31, 2009.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholders Matters
The following table sets forth, as of August 1, 2010, certain information with respect to the ownership of Units held by all persons known by the Trust to be the beneficial owners of 5% or more of the

Torch Energy Royalty Trust
outstanding Units. Information set forth in the table with respect to beneficial ownership of Units has been obtained from filings made by the named beneficial owners with the Securities and Exchange Commission as of August 1, 2010. The Trust has no employees, officers or directors. The Trust does not have an “Equity Compensation Plan”.

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
Administrative Services Agreements
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
To facilitate the winding down of the Trust, Torch provides certain accounting and other services for the Trust pursuant to an agreement with the Trust dated March 26, 2009. The initial term of the Services Agreement expired March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration

Torch Energy Royalty Trust
date of the agreement by one year to March 31, 2011 or as sooner terminated by written notice from either party within 5 business days notice.
Administrative services fees of $335,000, $371,000 and $414,000 are included in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.
Marketing Arrangements and Price Sharing
In connection with the formation of the Trust, TRC, Velasco and TEMI entered into a Purchase Contract, which expired upon the termination of the Trust (January 29, 2008). Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price for oil and natural gas less certain gathering, treating and transportation charges, which were calculated monthly. The Purchase Contract also provided that TEMI pay a Minimum Price for natural gas production, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received Price Credits equal to the difference between the Index Price and the Minimum Price, that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the Sharing Price, which is adjusted annually for inflation, TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price Commitment.
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $1.95, $1.87 and $1.83 for 2009, 2008 and 2007, respectively. The Sharing Price was $2.40, $2.30 and $2.26 per MMBtu in 2009, 2008 and 2007, respectively. As of December 31, 2009, the Working Interest Owners had no accumulated Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
No Price Credits were deducted in calculating the purchase price related to Net Proceeds during the three years ended December 31, 2009. As a result the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2009, 2008 and 2007 were reduced by $3.0 million, $10.1 million and $7.1 million, respectively.
Gathering, Treating and Transportation Arrangements
The Purchase Contract, which expired upon the Trust’s termination, entitled TEMI to deduct certain natural gas gathering, treating and transportation fees in calculating the purchase price for natural gas in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields. The amounts that were deducted in calculating the purchase price for such natural gas were set forth in the Purchase Contract and were not affected by the actual costs incurred by TEMI to gather, treat and transport natural gas. Upon the Trust’s termination, the Working Interest Owners became entitled to deduct the same natural gas gathering, treating and transportation fees that had previously been deducted by TEMI pursuant to the Purchase Contract in calculating Net Proceeds due to the Trust.
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted for inflation ($0.327, $0.314 and $0.308 per MMBtu for 2009, 2008, and 2007, respectively),

Torch Energy Royalty Trust
plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2009, 2008 and 2007, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2009, 2008 and 2007 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.4 million and $1.5 million for 2009, 2008 and 2007, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Item 14. Principal Accountant Fees and Services
UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.
The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to UHY. Any pre-approval of services performed by UHY and related fees is granted by the Trustee. The outside auditors are appointed and engaged by the Trust. Fees for services performed by UHY for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit Fees	$100,000	$120,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$100,000	$120,000

Torch Energy Royalty Trust
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
     1. Financial Statements
Torch Energy Royalty Trust
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2009 and 2008
Statements of Distributable Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Changes in Trust Corpus for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements
     2. Financial Statement Schedules
Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
     3. Exhibits
     Exhibit
     Number Exhibit
     4. Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	-	Form of Torch Energy Royalty Trust Agreement.*

4.2	-	Form of Louisiana Trust Agreement.*

4.3	-	Specimen Trust Unit Certificate.*

4.4	-	Designation of Ancillary Trustee.*
     10. Material Contracts.

10.1	-	Purchase Agreement between TRC, Velasco and TEMI.*

10.2	-	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*

10.3	-	Amendment to Gas Gathering Agreement.*

10.4	-	Water Gathering and Disposal Agreement and First Amendment between Torch Energy Associates, Ltd. and Velasco.*

10.5	-	Form of Texas Conveyance.*

10.6	-	Form of Louisiana Conveyance.*

10.7	-	Form of Alabama Conveyance.*

10.8	-	Standby Performance Agreement between Torch and the Trust.*

10.9	-	Amendment to Water Gathering Contract.*

10.10	-	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *

10.11	-	Second amendment to Water Gathering and Disposal Agreement (previously filed on Form 8-K on February 11, 2008).**

Torch Energy Royalty Trust
     23. Consents of Experts and Counsel.

23.1 -	Consent of T.J. Smith & Company, Inc.

23.2 -	Consent of Netherland, Sewell and Associates, Inc.

23.3 -	Consent of Watkins Meegan LLC
     31. Rule 13a-14(a)/15d-14(a) Certifications.

31.1 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32. Section 1350 Certifications.

32.1 -	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Incorporated by reference from Form 8-K dated February 11, 2008.

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