Form 10-Q
period 2010-03-31
TORCH ENERGY ROYALTY TRUST
filed 2011-04-22
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

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
Introduction
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). The Net Profits Interests burden the Underlying Properties and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are TRC, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented

TORCH ENERGY ROYALTY TRUST
not misleading. These financial statements should be read in conjunction with the December 31, 2010 and 2009 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2010 and December 31, 2009, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust with a termination date of March 31, 2012. The Trust has no officers, directors or employees. The Trust has no officers, directors or employees. The Trust and Trustee rely solely on receiving accurate information, reports and other representations from Torch and other service providers to the Trust. In executing and submitting this report on behalf of the Trust and with respect to Bruce L. Bisson in executing the certifications relating to this report, the Trustee and Bruce L. Bisson have relied upon the accuracy of such reports, information and representations.

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)
ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Cash reserve	$1,079	$847
Restricted cash	1,312	1,288

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $167,971 and $167,485 at March 31, 2010 and December 31, 2009, respectively)	12,629	13,115

	$15,020	$15,250

LIABILITIES AND TRUST CORPUS
Trust expense payable	$1,951	$2,076

Trust corpus	13,069	13,174

	$15,020	$15,250

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net profits income	$450	$1,019

Infill well proceeds and other income	75	87

	525	1,106
General and administrative expenses	144	343

Distributable income	$381	$763

Distributable income per Unit (8,600 Units)	$0.04	$0.09

Distributions per Unit	$0.00	$0.00

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Trust corpus, beginning of period	$13,174	$17,644

Amortization of Net Profits Interests	(486)	(485)

Distributable income	381	763

Distributions to Unitholders	—	—

Trust corpus, end of period	$13,069	$17,922

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
1. Nature of Operations
The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) and conveyed such interests to Torch. The Net Profits Interests burden the Underlying Properties and Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are TRC, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
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
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and the Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust with an expiration date of March 31, 2012.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”)

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Separate conveyances (“Conveyances”) were used to transfer the Net Profits Interests in each state. Net proceeds (“Net Proceeds”), generally defined as gross revenues received from the sale of production attributable to the Underlying Properties during any period less property, production, severance and similar taxes, and development, operating, and certain other costs (excluding operating and development costs from the Robinson’s Bend Field prior to January 1, 2003), are calculated separately for each Conveyance. If, during any period, costs and expenses deducted in calculating Net Proceeds exceed gross proceeds under a Conveyance, neither the Trust nor Unitholders are liable to pay such excess directly, but the Trust will receive no payments for distribution to Unitholders with respect to such Conveyance until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses not previously recouped by the Working Interest Owners plus interest thereon. The complete definitions of Net Proceeds are set forth in the Conveyances.
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, an alternate dispute resolution provider, JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party was required to bear its own

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding down of the Trust. See also Part II, Item 1. Legal Proceedings for subsequent event information concerning the arbitration, Award Notice and Alabama litigation.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2010 and 2009 are derived from oil and natural gas production sold during the three-month periods ended December 31, 2009 and 2008, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At March 31, 2010 and 2009, no impairment was deemed necessary.

•	Restricted cash represents monies paid to the Trust by a certain working interest owner of the Underlying Properties that may represent a potential overpayment during periods subsequent to the Trust’s termination pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is generally equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and natural gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust historically distributed the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date; however, the Trust made no cash distributions in 2010 and did not make a distribution during each quarter in 2009.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended March 31, 2010 and 2009, the Trust received cash payments totaling $0.5 million and $1.4 million, respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2009 and 2008. Included in such net profits income payments received by the Trust during the three months ended March 31, 2010 and 2009 is $24,000 and $0.3 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash and as accounts payable due to potential overpayment and are not considered part of the net profits income.
The Trust allocated $0.5 million and $1.1 million of the net profits income received by the Trust during the three months ended March 31, 2010 and March 31, 2009, respectively, into the Cash Reserve and is included in the net profits income. The Cash Reserve as of March 31, 2010 and December 31, 2009 was $1.1 million and $0.8 million, respectively. No cash distributions were made to Unitholders during the three months ended March 31, 2010 and 2009.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Upon termination of the Trust, the Purchase Contract expired and the Working Interest Owners calculate the Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the sharing price and minimum price commitment mechanisms) as the expired Purchase Contract. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has assumed the applicability of such terms for purpose of this report. See Item 1. Business, Item 1A. Risk Factors and Item 3. Legal Proceedings of the Form 10-K for the year ended December 31, 2010 filed with the SEC on April 22, 2011 regarding developments concerning the termination of the Trust and arbitration with respect to certain terms and conditions of the Purchase Contract continuing after the termination of the Trust.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price per MMBtu was $2.43, $2.40 and $2.30 in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-month periods ended March 31, 2010 and 2009 were reduced by $0.5 million and $1.7 million, respectively. As of March 31, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.331, $0.327 and $0.314 per MMBtu for 2010, 2009, and 2008, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
During each of the three-month periods ended March 31, 2010 and 2009, such fees deducted from the Net Proceeds calculations, attributable to production during the three months ended December 31, 2009 and 2008, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million and $0.3 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement on March 26, 2009, as amended on March 31, 2010 and March 31, 2011. Pursuant to the agreement, Torch currently provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees paid by the Trust to Torch during each of the three-month periods ended March 31, 2010 and 2009 were $0.1 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $59,000 and $55,000 during the three months ended March 31, 2010 and 2009, respectively.

TORCH ENERGY ROYALTY TRUST
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
Total administrative and transfer agent fees charged by the Trustee for services performed during the three months ended March 31, 2010 and 2009 were $25,000 and $39,000, respectively.
6. Trust Expense Payable
The Trust expense payable as of March 31, 2010 and December 31, 2009 was $2.0 million and $2.1 million. Such liability as of March 31, 2010 and December 31, 2009 includes $0.7 million and $0.8 million, respectively, of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees. The remaining liability for each period ended March 31, 2010 and December 31, 2009 of $1.3 million represents a potential overpayment from a certain working interest owner of the Underlying Properties pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields during periods subsequent to the Trust’s termination.
7. Subsequent Events
Except as set forth below, no events occurred from December 31, 2010 to the date of this filing that are reportable pursuant to FASB ASC 855.
On February 23, 2011, the Trust issued a press release and disclosed information regarding the ongoing Alabama derivative litigation on its Current Report on Form 8-K. In the press release, the Trust announced that it and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle certain claims in the litigation, captioned Trust Venture Company, LLC v. Constellation

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Energy Partners LLC (CV-2008-900751), filed by the derivative plaintiff on the Trust’s behalf in the Circuit Court of Tuscaloosa County, Alabama (the “Settlement”).
As stated in the press release and the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, in the form approved by the Court and attached to the Form 8-K filed with the SEC on February 23, 2011, subject to the approval of the Court, the derivative plaintiff (Trust Venture Company, LLC) and the Trust have agreed to settle the claims against Constellation Energy Partners LLC in the derivative action, and to enter into mutual, general releases with Constellation Energy Partners LLC in return for (i) a payment of one million two hundred thousand United States dollars ($1,200,000) to the derivative plaintiff by Robinson’s Bend Production II (“RBP II”), which is a Delaware limited liability company and an affiliate of Constellation Energy Partners LLC, to reimburse the derivative plaintiff for the legal fees and expenses it incurred in prosecuting the derivative action, (ii) an irrevocable bid by RBP II of not less than one million United States dollars ($1,000,000) for its purchase from the Trust of the net overriding royalty interest (“Alabama NORRI”), when such Alabama NORRI is separately offered for sale by the Trust at public auction within 180 days of the effective date of the Settlement, with such bid amount to be deposited by RBP II in a third-party escrow account pending the public auction, and (iii) a third amendment to that certain Water Gathering and Disposal Agreement providing that, for a period of ten years commencing on the first day of the month following the effective date of the settlement, the charges for the gathering, separation, and disposal of water from oil and gas wells located in Tuscaloosa County, Alabama that are owned and operated by RBP II (“Wells”) shall be fifty-three cents ($0.53) per barrel of water. (RBP II currently charges one United States dollar ($1.00) per barrel of water for the gathering, separation, and disposal of such water from the Wells).
The Alabama Circuit Court of Tuscaloosa County, Alabama convened a hearing on the settlement on April 11, 2011, at 2:00 p.m. CDT (the “Settlement Hearing”). At the Settlement Hearing, the Court determined whether or not (i) to approve the Settlement as memorialized in the proposed Settlement and Release Agreement with Constellation Energy Partners LLC, and (ii) to approve an Order ending this derivative action. On February 23, 2011, the Trust sent the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear to the Trust’s unitholders of record as of February 11, 2011, as required by the Settlement. On April 18, 2011, the Trust issued a press release and disclosed information on its Current Report on Form 8-K that the Alabama Circuit Court of Tuscaloosa County, Alabama approved in all respects the settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Circuit Court acknowledged receiving the report from

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
counsel for the trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the Settlement and Release Agreement is fair, reasonable and adequate. The proposed Settlement and Release Agreement shall become effective on the date on which the Order and Final Judgment becomes final and unappealable, which absent appeal, is anticipated to be June 13, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2010 and 2009 is derived from actual oil and natural gas produced during the three months ended December 31, 2009 and 2008, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended March 31,
	2010		2009
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	603	160,365	851	190,102
Robinson’s Bend Field	—	374,732	—	390,879
Cotton Valley Fields	191	121,678	368	138,048
Austin Chalk Fields	3,758	54,367	1,800	36,000

	4,552	711,142	3,019	755,029

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
For the three months ended March 31, 2010, net profits income was $0.5 million, down 50% from net profits income of $1.0 million for the same period in 2009. Such decrease is mainly attributable to a decline in natural gas prices and natural gas production in 2010 as compared to 2009.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2010 and 2009. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended December 31, 2009, costs and expenses exceeded gross revenues by approximately $0.8 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of March 31, 2010 (pertaining to production through December 31, 2009), the Robinson’s Bend Cumulative Deficit was approximately $3.6 million.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 336,410 Mcf and 364,150 Mcf during the three months ended December 31, 2009 and 2008, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 374,732 Mcf and 390,879 Mcf during the three months ended December 31, 2009 and 2008, respectively. Oil production attributable to the Underlying Properties for the three months ended December 31, 2009 and 2008 was 4,552 Bbls and 3,019 Bbls, respectively. Natural gas and oil production decreased during the current period as a result of normal production declines.
During the three months ended March 31, 2010, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.16 per MMBtu as compared to $4.41 per MMBtu for the three months ended March 31, 2009. During the three months ended March 31, 2010, the average price used to calculate Net Proceeds for oil was $67.90 per Bbl as compared to $50.36 per Bbl for the three months ended March 31, 2009.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 per MMBtu, $1.95 per MMBtu and $1.87 per MMBtu for 2010, 2009 and 2008 production, respectively. The Sharing Price per MMBtu was $2.43 per MMBtu, $2.40 per MMBtu and $2.30 per MMBtu for 2010, 2009 and 2008 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2010, the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended March 31, 2010 and 2009. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month periods ended March 31, 2010 and 2009 by $0.5 million and $1.7 million, respectively.
During the three months ended March 31, 2010 and 2009, the Trust recognized Infill Well income of $75,000 and $72,000, respectively, with respect to the Cotton Valley Fields Infill Wells. The Infill Wells located in the Cotton Valley Fields are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended March 31, 2010 and 2009 totaled $0.8 million and $0.5 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during each three-month period ended March 31, 2010 and 2009.
General and administrative expenses amounted to $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2010 and 2009. The decrease in general and administrative expenses in 2010 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2009 in connection with the Alabama derivative litigation discussed in Part II, Item 1. Legal Proceedings. During each of the three- month periods ended March 31, 2010 and 2009, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended March 31, 2010 and 2009, the Trust received cash payments totaling $0.5 million and $1.4 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended March 31, 2010 and 2009 is $24,000 and $0.3 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. Cash payments received by the Trust during the three months ended March 31, 2010 and 2009 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2009 and 2008, respectively.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
The Trust allocated $0.5 million and $1.1 million of net profits income received by the Trust during the three months ended March 31, 2010 and March 31, 2009, respectively, into the Cash Reserve. The Cash Reserve as of March 31, 2010 and December 31, 2009 was $1.1 million and $0.8 million, respectively.
The foregoing resulted in distributable income of $0.4 million, or $0.04 per Unit, for the three months ended March 31, 2010 as compared to $0.8 million, or $0.09 per Unit, for the three months ended March 31, 2009. No cash distributions were made to the Unitholders during each of the three-month periods ended March 31, 2010 and 2009.
Net profits income received by the Trust during the three-month periods ended March 31, 2010 and 2009, derived from production sold during the three months ended December 31, 2009 and 2008, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and natural gas revenues	$1,385	$1,024	$2,409	$1,794	$1,515	$3,309

Direct operating expenses:
Lease operating expenses and property tax	564	1,721	2,285	432	1,735	2,167
Severance tax	113	70	183	199	152	351

	677	1,791	2,468	631	1,887	2,518

Net proceeds before capital expenditures	708	(767)	(59)	1,163	(372)	791
Capital expenditures	234	—	234	90	—	90

Net proceeds	474	(767)	(293)	1,073	(372)	701
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$450	$—	$450	$1,019	$—	$1,019

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
Notes to Financial Statements
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price was adjusted annually for inflation and was $1.97, $1.95 and $1.87 per MMBtu for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of March 31, 2010.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

TORCH ENERGY ROYALTY TRUST
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 16, 2008, Trust Venture Company, LLC and Wilmington Trust Company, solely in its capacity as Trustee for the Torch Energy Royalty Trust, (together, “Plaintiffs”) filed a petition against TRC, Torch E&P Company, and Constellation Energy Partners LLC (collectively, “Defendants”) in the District Court of Harris County, Texas. The petition sought to vacate the arbitration award issued by the JAMS Panel in Defendants’ favor on July 18, 2008 in the arbitration captioned Torch Royalty Co., et al. v. Wilmington Trust Co., et al., JAMS Reference No. 13100017310. See Item 1. Business — General of the annual report of Trust for the year ended December 31, 2008 filed with the SEC on November 25, 2009 for a description of the arbitration. Defendants filed a motion to dismiss the Plaintiffs’ petition and to confirm the arbitration award. On or about December 10, 2008, the Court entered an Order dismissing the petition and granting the Defendants’ motion to confirm the arbitration award.
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

TORCH ENERGY ROYALTY TRUST
As disclosed by the Trust in its Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), Trust Venture intended to commence a derivative action against Constellation Energy Partners LLC, the working interest owner of certain oil and natural gas fields located in Alabama, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. On December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging such overcharges, challenging the calculation of the Net Profits Interests under the Conveyances that were used to transfer the net profits interests in each state, and demanding an accounting of Constellation Energy Partners LLC’s revenues and expenses. In response to the derivative lawsuit, on February 9, 2009, Constellation Energy Partners LLC filed in Alabama state court a motion to dismiss such lawsuit without prejudice in favor of arbitration in Texas on various grounds, including Trust Venture Company, LLC’s alleged lack of standing and Trust Venture’s alleged failure to comply with certain contractual agreements. The Alabama state court denied Constellation Energy Partners LLC’s motion to dismiss on February 25, 2009, and so the Alabama derivative action is proceeding against Constellation Energy Partners LLC.
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
On February 12, 2009, Trust Venture Company, LLC filed an emergency motion in Alabama state court to stay the arbitration demanded by Constellation Energy Partners LLC until such time as the court issues a judgment as to the enforceability of the arbitration agreement made by and between the Trust and Constellation Energy Partners LLC. The court denied that motion on February 25, 2009. On March 9, 2009, the Trustee filed its own motion in the same Alabama state court seeking to intervene in the derivative action for the limited purpose of moving for a stay of the Texas arbitration until resolution of the derivative action. The Alabama state court heard oral argument on the Trustee’s motion on March 25, 2009, and on April 1, 2009, the Alabama state court

TORCH ENERGY ROYALTY TRUST
denied the Trustee’s motion to stay the Texas arbitration and further denied Constellation Energy Partners LLC’s motion to stay the Alabama state court derivative action. Subsequently, the Trustee filed a motion to dismiss or stay the Texas arbitration with JAMS and the arbitration panel heard oral argument on April 10, 2009 and on April 13, 2009 granted the Trustee’s motion to stay the Texas arbitration proceedings pending the outcome of the Alabama derivative action. The arbitration panel subsequently entered an Order of Dismissal with respect to the Texas arbitration dated July 27, 2009. There can be no assurance as to the outcome or result of the Alabama derivative litigation or that Constellation Energy Partners LLC will not challenge the Order of Dismissal entered by the arbitration panel on July 27, 2009 or file other arbitration claims. On August 21, 2009, the Alabama state court added the Trust as a nominal plaintiff in the Alabama derivative action that is proceeding against Constellation Energy Partners LLC.
The Trust has also previously disclosed information regarding the termination of the Trust, the ongoing Alabama derivative litigation, the concluded Texas arbitration and other information regarding the Trust on its 2007, 2008 and 2009 Annual Report on Form 10-K filed with the SEC and its Current Reports on Form 8-K filed with the SEC. The Unitholders are urged to read the above mentioned and all other filings by the Trust with the SEC carefully and in their entirety.
On February 23, 2011, the Trust issued a press release and disclosed information regarding the ongoing Alabama derivative litigation on its Current Report on Form 8-K. In the press release, the Trust announced that it and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle certain claims in the litigation, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), filed by the derivative plaintiff on the Trust’s behalf in the Circuit Court of Tuscaloosa County, Alabama (the “Settlement”).
As stated in the press release and the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, in the form approved by the Court and attached to the Form 8-K filed with the SEC on February 23, 2011, subject to the approval of the Court, the derivative plaintiff (Trust Venture Company, LLC) and the Trust have agreed to settle the claims against Constellation Energy Partners LLC in the derivative action, and to enter into mutual, general releases with Constellation Energy Partners LLC in return for (i) a payment of one million two hundred thousand United States dollars ($1,200,000) to the derivative plaintiff by Robinson’s Bend Production II (“RBP II”), which is a Delaware limited liability company and an affiliate of Constellation Energy Partners LLC, to reimburse the derivative plaintiff for the legal fees and expenses it incurred in prosecuting the derivative action, (ii) an irrevocable bid by RBP II of not less than one million United States dollars ($1,000,000) for its purchase from the Trust of the net overriding royalty interest (“Alabama NORRI”), when such Alabama NORRI is separately offered for sale

TORCH ENERGY ROYALTY TRUST
by the Trust at public auction within 180 days of the effective date of the Settlement, with such bid amount to be deposited by RBP II in a third-party escrow account pending the public auction, and (iii) a third amendment to that certain Water Gathering and Disposal Agreement providing that, for a period of ten years commencing on the first day of the month following the effective date of the settlement, the charges for the gathering, separation, and disposal of water from oil and gas wells located in Tuscaloosa County, Alabama that are owned and operated by RBP II (“Wells”) shall be fifty-three cents ($0.53) per barrel of water. (RBP II currently charges one United States dollar ($1.00) per barrel of water for the gathering, separation, and disposal of such water from the Wells).
The Alabama Circuit Court of Tuscaloosa County, Alabama convened a hearing on the settlement on April 11, 2011, at 2:00 p.m. CDT (the “Settlement Hearing”). At the Settlement Hearing, the Court determined whether or not (i) to approve the Settlement as memorialized in the proposed Settlement and Release Agreement with Constellation Energy Partners LLC, and (ii) to approve an Order ending this derivative action. On February 23, 2011, the Trust sent the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear to the Trust’s unitholders of record as of February 11, 2011, as required by the Settlement. On April 18, 2011, the Trust issued a press release and disclosed information on its Current Report on Form 8-K that the Alabama Circuit Court of Tuscaloosa County, Alabama approved in all respects the settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Circuit Court acknowledged receiving the report from counsel for the trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the Settlement and Release Agreement is fair, reasonable and adequate. The proposed Settlement and Release Agreement shall become effective on the date on which the Order and Final Judgment becomes final and unappealable, which absent appeal, is anticipated to be June 13, 2011.
As previously disclosed on current Report Form 8-K filed on January 31, 2008, the Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding units to terminate the Trust at the meeting of Unitholders held January 29, 2008. Pursuant to the Trust Agreement of the Trust, the “Termination Date” of the Trust is January 29, 2008.
Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of

TORCH ENERGY ROYALTY TRUST
the Unitholders on the Termination Date, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) of the Trust Agreement.
No assurances can be given that the Trustee will be able to sell the Net Profits Interests or the price that will be used to calculate the Net Profits Interests to be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
Item 1A. Risk Factors
The Trust believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 22, 2011 (the “2010 Form 10-K”). You should carefully consider such risk factors as presented in the 2010 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.
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

TORCH ENERGY ROYALTY TRUST

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
Bruce L. Bisson
Vice President

Date: April 22, 2011
     (The Trust has no employees, directors or executive officers.)