Form 10-Q
period 2010-06-30
TORCH ENERGY ROYALTY TRUST
filed 2011-04-22
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the

TORCH ENERGY ROYALTY TRUST
December 31, 2010 and 2009 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2010 and December 31, 2009, the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2010 and 2009 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)
ASSETS

	June 30,
	2010	December 31, 2009
	(Unaudited)
Cash reserve	$838	$847
Restricted cash	1,366	1,288

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $168,120 and $167,485 at June 30, 2010 and December 31, 2009, respectively)	12,480	13,115

	$14,684	$15,250

LIABILITIES AND TRUST CORPUS

Trust expense payable	$1,931	$2,076

Trust corpus	12,753	13,174

	$14,684	$15,250

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net profits income	$60	$656	$510	$1,675

Infill well proceeds and other income	107	8	182	95

	167	664	692	1,770

General and administrative expenses	274	400	418	743
Interest expense	60	—	60	—

Distributable income\(loss)	$(167)	$264	$214	$1,027

Distributable income\(loss) per Unit (8,600 Units)	$(0.02)	$0.03	$0.02	$0.12

Distributions per Unit	$0.00	$0.35	$0.00	$0.35

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$13,069	$17,922	$13,174	$17,644

Amortization of Net Profits Interests	(149)	(440)	(635)	(925)

Distributable income\(loss)	(167)	264	214	1,027

Distributions to Unitholders	—	(3,010)	—	(3,010)

Trust corpus, end of period	$12,753	$14,736	$12,753	$14,736

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
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2010 and 2009 are derived from oil and natural gas production sold during the three-month and six-month periods ended March 31, 2010 and 2009, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At June 30, 2010 and 2009, no impairment was deemed necessary.

•	Restricted cash represents monies paid to the Trust by a certain working interest owner of the Underlying Properties that may represent a potential overpayment during periods subsequent to the Trust’s termination pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended June 30, 2010 and 2009, the Trust received cash payments totaling $0.2 million and $0.7 million, respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2010 and 2009. Included in such net profits income payments received by the Trust during each of the three-month periods ended June 30, 2010 and 2009 is $0.1 million paid to the Trust by a certain working interest owner that is classified as restricted cash as accounts payable due to potential overpayment and are not considered part of the net profits income.
Cash receipts received by the Trust during the quarter ended June 30, 2010 were reduced by $603,000 (including $60,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Fields (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead gas volumes for certain wells in the Austin Chalk Fields in computing Net Proceeds due to the Trust. During the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
quarter ended June 30, 2010, the Austin Chalk Gas Volume Adjustment was calculated utilizing actual wellhead gas sales volumes and resulted in a 174 MMcf downward adjustment to gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Fields. Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust during the quarter ended June 30, 2010 were adjusted downward by $543,000. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
No net profits income received by the Trust during the three months ended June 30, 2009 was allocated into the Cash Reserve. The Trust allocated $0.1 million of net profits income received by the Trust during the three months ended June 30, 2010 into the Cash Reserve and is included in the net profits income. The Cash Reserve as of June 30, 2010 and December 31, 2009 was $0.8 million.
During the three months ended June 30, 2009, a cash distribution of $3.0 million, or 35.0 cents per Unit, was made to Unitholders. A significant amount of this cash distribution was attributable to the release of a portion of the Cash Reserve, totaling $2.4 million or 27 cents per Unit. Also included in the 35.0 cent cash distribution in 2009 were Net Proceeds pertaining to Underlying Property production during the three months ended March 31, 2009 totaling $0.6 million, or 8 cents per Unit. During the three months ended June 30, 2010, the Trust made no cash distributions to Unitholders.
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
The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for natural gas production, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price per MMBtu was $2.43, $2.40 and $2.30 in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended June 30, 2010 and 2009 were reduced by $0.9 million and $0.8 million, respectively. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the six months ended June 30, 2010 and 2009 by $1.4 million and $2.5 million, respectively. As of June 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
During the three months ended June 30, 2010 and 2009, such fees deducted from the Net Proceeds calculations, attributable to production during the three-month periods ended March 31, 2010 and 2009, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields totaled $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2010 and 2009, such fees deducted from the Net Proceeds calculations, attributable to production during each of the six-month periods ended March 31, 2010 and 2009, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.5 million. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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
To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement on March 26, 2009, as amended on March 31, 2010 and on March 31, 2011. Pursuant to the agreement, Torch currently provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees paid by the Trust to Torch during each of the three-month periods ended June 30, 2010 and 2009 were $0.1 million. Services fees paid by the Trust to Torch during each of the six-month periods ended June 30, 2010 and 2009 were $0.2 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $59,000 and $55,000 during the three-month periods ended June 30, 2010 and 2009, respectively. Such fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $117,000 and $110,000 during the six months ended June 30, 2010 and 2009, respectively.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rates. In accordance with provisions in the Trust Agreement, the Trustee may increase its

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Total administrative and transfer agent fees charged by the Trustee during the three months ended June 30, 2010 and 2009 were $25,000 and $30,000, respectively. Such fees charged by the Trustee during the six months ended June 30, 2010 and 2009 were $50,000 and $69,000, respectively.
6. Trust Expense Payable
The Trust expense payable as of June 30, 2010 and December 31, 2009 was $1.9 million and $2.1 million. Such liability as of June 30, 2010 and December 31, 2009 includes $0.5 million and $0.8 million, respectively, of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees. The remaining liability as of June 30, 2010 and December 31, 2009 of $1.4 million and $1.3 million, respectively, represents a potential overpayment from a certain working interest owner of the Underlying Properties pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields during periods subsequent to the Trust’s termination.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2010 and 2009 is derived from actual oil and natural gas produced during the three months ended March 31, 2010 and 2009, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2010 and 2009 is derived from oil and natural gas produced during the six months ended March 31, 2010 and 2009, respectively.
During the quarter ended June 30, 2010, Net Proceeds paid to the Trust with respect to net profits income generated in the Austin Chalk Fields were reduced by $603,000 (including interest expense of $60,000) to recoup overpayments to the Trust by TRC during the five year period ended December 31, 2009 (“Austin Chalk Gas Volume Adjustment”). The effect of the Austin Chalk Gas Volume Adjustment has been excluded from the data set forth in the table below, except for information contained in footnote (a). The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes. See Note 4 to the Trust’s financial statements for additional information.
Oil and natural gas sales attributable to the Underlying Properties for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010			2009
	Bbls	Mcf of		Bbls	Mcf of
	of Oil	Natural Gas		of Oil	Natural Gas
Chalkley Field	663	151,048		809	174,641
Robinson’s Bend Field	—	355,905		—	375,653
Cotton Valley Fields	401	95,389		455	132,464
Austin Chalk Fields	2,047	20,749	(a)	3,317	11,994	(a)

	3,111	623,091		4,581	694,752

TORCH ENERGY ROYALTY TRUST

	Six Months Ended June 30,
	2010			2009
	Bbls	Mcf of		Bbls	Mcf of
	of Oil	Natural Gas		of Oil	Natural gas
Chalkley Field	1,266	311,413		1,660	364,743
Robinson’s Bend Field	—	730,637		—	766,532
Cotton Valley Fields	592	217,067		823	270,512
Austin Chalk Fields	5,805	75,116	(a)	5,117	_47,994	(a)

	7,663	1,334,233		7,600	1,449,781

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the quarter ended March 31, 2010 and 2009 by 0 MMcf and 9 MMcf, respectively. Oil sales were not impacted by this adjustment. The Austin Chalk Gas Volume Adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the six months ended March 31, 2010 and 2009 by 6 MMcf and 13 MMcf, respectively. The total natural gas sales volumes pertaining to the Austin Chalk Gas Volume Adjustment of 174 MMcf were compensated with natural gas sales volumes during the quarter ended March 31, 2010.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
For the three months ended June 30, 2010, net profits income was $60,000, down 91% from net profits income of $656,000 for the same period in 2009. Such decrease is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the quarter ended June 30, 2010 by $0.5 million. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended June 30, 2010 and 2009. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended March 31, 2010, costs and expenses exceeded gross revenues by approximately $0.7 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2010 (pertaining to production through March 31, 2010), the Robinson’s Bend Cumulative Deficit was approximately $4.3 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements),natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 267,186 Mcf and 319,099 Mcf

TORCH ENERGY ROYALTY TRUST
during the three months ended March 31, 2010 and 2009, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the quarter ended June 30, 2010, decreased gas volumes included in net profits income calculations during the quarter ended June 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 355,905 Mcf and 375,653 Mcf during the three months ended March 31, 2010 and 2009, respectively. Oil production attributable to the Underlying Properties for the three months ended March 31, 2010 and 2009 was 3,111 Bbls and 4,581 Bbls, respectively. Oil production decreased during 2010 as a result of normal production declines.
During the three months ended June 30, 2010, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.79 per MMBtu as compared to $3.52 per MMBtu for the three months ended June 30, 2009. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the three months ended June 30, 2010, the average price used to calculate Net Proceeds for oil was $71.13 per Bbl as compared to $40.60 per Bbl for the three months ended June 30, 2009.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 per MMBtu, $1.95 per MMBtu and $1.87 per MMBtu for 2010, 2009 and 2008 production, respectively. The Sharing Price per MMBtu was $2.43 per MMBtu, $2.40 per MMBtu and $2.30 per MMBtu for 2010, 2009 and 2008 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to

TORCH ENERGY ROYALTY TRUST
discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six months ended June 30, 2010 and 2009. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended June 30, 2010 and 2009 by $0.9 million and $0.8 million, respectively.
During the three-month period ended June 30, 2010, the Trust recognized $0.1 million of Infill Well income with respect to the Cotton Valley Fields Infill Wells. During the three-month periods ended June 30, 2009, the Trust recognized no Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for each three-month period ended June 30, 2010 and 2009 totaled $0.5 million. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of 1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each three-month period ended June 30, 2010 and 2009.
General and administrative expenses amounted to $0.3 million and $0.4 million, respectively, for the three months ended June 30, 2010 and 2009. The decrease in general and administrative expenses in 2010 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2009 in connection with the Alabama derivative litigation discussed in Part II, Item 1. Legal Proceedings. During each of the three-month periods ended June 30, 2010 and 2009, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended June 30, 2009, no net profits income received by the Trust was allocated into the Cash Reserve. During the three months ended June 30, 2010, the Trust allocated $0.1 million of net profits income into the Cash Reserve. The Cash Reserve at the end of each period ended June 30, 2010 and December 31, 2009 was $0.8 million.
During the three months ended June 30, 2010 and June 30, 2009, the Trust received cash payments totaling $0.2 million and $0.7 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended June 30, 2010 and 2009 is $55,000 and $0.1 million paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. Cash payments received by the Trust during the three months ended June 30, 2010 pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31,

TORCH ENERGY ROYALTY TRUST
2010, net of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements. Cash payments received by the Trust during the three months ended June 30, 2009 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2009. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
The foregoing resulted in a distributable loss of $0.2 million, or $0.02 per Unit, for the three months ended June 30, 2010 as compared to distributable income for the three months ended June 30, 2009 of $0.3 million, or $0.03 per Unit. Cash distributions of $3.0 million, or 35 cents per unit, were made during the three months ended June 30, 2009. No cash distributions were made to the Unitholders during the three months ended June 30, 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
For the six months ended June 30, 2010, net profits income was $0.5 million, down 71% from net profits income of $1.7 million for the same period in 2009. Such decrease is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the six months ended June 30, 2010 by $0.5 million. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2010 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six months ended March 31, 2010, costs and expenses exceeded gross revenues by approximately $1.4 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2010 (pertaining to production through March 31, 2010), the Robinson’s Bend Cumulative Deficit was approximately $4.3 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 603,596 Mcf and 683,249 Mcf during the six months ended March 31, 2010 and 2009, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the six months ended June 30, 2010, decreased gas volumes included in net profits income calculations during the six months ended June 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.

TORCH ENERGY ROYALTY TRUST
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 730,637 Mcf and 766,532 Mcf during the six months ended March 31, 2010 and 2009, respectively. Oil production attributable to the Underlying Properties for the six months ended March 31, 2010 and 2009 was 7,663 Bbls and 7,600 Bbls, respectively.
During the six months ended June 30, 2010, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.45 per MMBtu as compared to $3.99 per MMBtu for the six months ended June 30, 2009. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the six months ended June 30, 2010, the average price used to calculate Net Proceeds for oil was $69.21 per Bbl as compared to $44.48 per Bbl for the six months ended June 30, 2009.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 per MMBtu, $1.95 per MMBtu and $1.87 per MMBtu for 2010, 2009 and 2008 production, respectively. The Sharing Price per MMBtu was $2.43 per MMBtu, $2.40 per MMBtu and $2.30 per MMBtu for 2010, 2009 and 2008 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment, pursuant to each Conveyance. As of June 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six months ended June 30, 2010 and 2009. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six months ended June 30, 2010 and 2009 by $1.4 million and $2.5 million, respectively.
During the six months ended June 30, 2010 and 2009, the Trust recognized Infill Well income of $182,000 and $72,000, respectively, pertaining to Infill Wells located in the Cotton Valley Fields. Such Infill Wells are operated by Samson Lone Star Partnership.

TORCH ENERGY ROYALTY TRUST
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the six months ended June 30, 2010 and 2009 totaled $1.3 million and $1.1 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.5 million and $3.4 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the six months ended June 30, 2010 and 2009, respectively.
General and administrative expenses amounted to $0.4 million and $0.7 million, respectively, for the six months ended June 30, 2010 and 2009. The decrease in general and administrative expenses in 2010 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2009 in connection with the Alabama derivative litigation discussed in Part II, Item 1. Legal Proceedings. During each of the six-month periods ended June 30, 2010 and 2009, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the six months ended June 30, 2010 and 2009, the Trust received cash payments totaling $0.7 million and $2.1 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in such cash receipts during the six months ended June 30, 2010 and June 30, 2009 is $0.1 and $0.4 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. Cash payments received by the Trust during the six months ended June 30, 2010 pertain to net profits income attributable to production from the Underlying Properties during the six months ended March 31, 2010, net of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements. Cash payments received by the Trust during the six months ended June 30, 2009 mainly pertain to net profits income attributable to production from the Underlying Properties during the six months ended March 31, 2009. The Cash Reserve at the end of each period ended June 30, 2010 and December 31, 2009 was $0.8 million.
The foregoing resulted in distributable income of $0.2 million, or $0.02 per Unit, for the six months ended June 30, 2010, as compared to $1.0 million, or $0.12 per Unit, for the same period in 2009. Cash distributions of $3.0 million, or $0.35 per Unit, were made during the six months ended June 30, 2009. No cash distributions were made during the six months ended June 30, 2010.
Net profits income received by the Trust during the three and six month periods ended June 30, 2010 and 2009, derived from production sold during the three and six months ended March 31, 2010 and 2009, respectively, was computed as shown in the following table (in thousands):

TORCH ENERGY ROYALTY TRUST

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s Bend		and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and natural gas revenues (a)	$649	$1,165	$1,814	$1,312	$1,132	$2,444

Direct operating expenses:
Lease operating expenses and property tax	424	1,730	2,154	502	1,676	2,178
Severance tax	120	92	212	82	93	175

	544	1,822	2,366	584	1,769	2,353

Net proceeds before capital expenditures	105	(657)	(552)	728	(637)	91
Capital expenditures	42	—	42	37	—	37

Net proceeds	63	(657)	(594)	691	(637)	54
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$60	$—	$60	$656	$—	$656

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s Bend		and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and natural gas revenues (a)	$2,034	$2,189	$4,223	$3,106	$2,647	$5,753

Direct operating expenses:
Lease operating expenses and property tax	988	3,451	4,439	934	3,411	4,345
Severance tax	233	162	395	282	245	527

	1,221	3,613	4,834	1,216	3,656	4,872

Net proceeds before capital expenditures	813	(1,424)	(611)	1,890	(1,009)	881
Capital expenditures	276	—	276	127	—	127

Net proceeds	537	(1,424)	(887)	1,763	(1,009)	754
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$510	$—	$510	$1,675	$—	$1,675

(a)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income during each of the three-month and six-month periods ended June 30, 2010 by $543,000. See Note 4 to the Trust’s financial statements for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust’s assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust’s operating results can be significantly affected by fluctuations in

TORCH ENERGY ROYALTY TRUST
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price was adjusted annually for inflation and was $1.97, $1.95 and $1.87 per MMBtu for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2010.
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

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

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST
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
Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on the Termination Date, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) of the Trust Agreement.

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST

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