Form 10-Q
period 2010-09-30
TORCH ENERGY ROYALTY TRUST
filed 2011-04-22
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented

TORCH ENERGY ROYALTY TRUST
not misleading. These financial statements should be read in conjunction with the December 31, 2010 and 2009 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2010 and December 31, 2009, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2010 and 2009 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)
ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Cash reserve	$869	$847
Restricted cash	1,488	1,288

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $168,491 and $167,485 at September 30, 2010 and December 31, 2009, respectively)	12,109	13,115

	$14,466	$15,250

LIABILITIES AND TRUST CORPUS

Trust expense payable	$1,966	$2,076
Trust corpus	12,500	13,174

	$14,466	$15,250

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net profits income	$337	$507	$847	$2,182
Infill well proceeds and other income	130	1	313	96

	467	508	1,160	2,278

General and administrative expenses	349	319	768	1,062
Interest expense	—	—	60	—

Distributable income	$118	$189	$332	$1,216

Distributable income per Unit (8,600 Units)	$0.01	$0.02	$0.04	$0.14

Distributions per Unit	$0.00	$0.00	$0.00	$0.35

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$12,753	$14,736	$13,174	$17,644

Amortization of Net Profits Interests	(371)	(440)	(1,006)	(1,365)

Distributable income	118	189	332	1,216

Distributions to Unitholders	—	—	—	(3,010)

Trust corpus, end of period	$12,500	$14,485	$12,500	$14,485

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
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and the Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust with an expiration date of March 31, 2012 unless sooner terminated.
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
The hearing on the merits in the arbitration commenced on June 16, 2008 and was completed on June 20, 2008. On July 18, 2008, an alternate dispute resolution provider, JAMS, through a panel of three arbitrators (“Arbitrators”), released an award notice to all parties (the “Award Notice”). In the Award Notice, the Arbitrators found that the Conveyances are not ambiguous and the pricing mechanism of the Purchase Contract is incorporated by reference into the Conveyances notwithstanding termination of the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Purchase Contract. The Arbitrators therefore concluded that the pricing mechanism (including the sharing price and minimum price mechanism) continues to burden the Net Profits Interests and will do so for the life of the Conveyances. The Arbitrators also denied each party’s request for fees and costs; each party was required to bear its own fees and costs related to the arbitration. The Trust and Trustee incurred expenses as a result of the arbitration and expect to continue to incur expenses, including but not limited to legal fees, as a result of the winding down of the Trust. See also Part II, Item 1. Legal Proceedings for subsequent event information concerning the arbitration, Award Notice and the Alabama litigation.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2010 and 2009 are derived from oil and natural gas production sold during the three-month and nine-month periods ended June 30, 2010 and 2009, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At September 30, 2010 and 2009, no impairment was deemed necessary.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	Restricted cash represents monies paid to the Trust by a certain working interest owner of the Underlying Properties that may represent a potential overpayment during periods subsequent to the Trust’s termination pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
revenue in its margin tax computation. This revenue would be sourced to Texas under Texas Comptroller guidance that provides such income is sourced according to the principal place of business of the Trust, which is Texas.
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is generally equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and natural gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust historically distributed the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date; however, the Trust made no cash distributions in 2010 and did not make a cash distribution during each quarter in 2009.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended September 30, 2010 and 2009, the Trust received cash payments totaling $0.6 million and $0.7 million, respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended June 30, 2010 and 2009. Included in such net profits income payments received by the Trust during the three months ended September 30, 2010 and 2009 are $0.1 million and $0.2 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash and as accounts payable due to potential overpayment and are not considered part of the net profits income.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Cash receipts received by the Trust during the nine months ended September 30, 2010 were reduced by $752,000 (including $60,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Fields (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead gas volumes for certain wells in the Austin Chalk Fields in computing Net Proceeds due to the Trust. During the nine months ended September 30, 2010, the Austin Chalk Gas Volume Adjustment was calculated utilizing actual wellhead gas sales volumes and resulted in a 174 MMcf downward adjustment to gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Fields. Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust during the nine months ended June 30, 2010 were adjusted downward by $692,000. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
The Trust allocated $0.5 million of net profits income received by the Trust during each three-month period ended September 30, 2010 and September 30, 2009 into the Cash Reserve and is included in the net profits income. The Cash Reserve as of September 30, 2010 and December 31, 2009 was $0.9 million and $0.8 million, respectively. The Trust made no cash distributions to Unitholders during each of the three-month periods ending September 30, 2010 and 2009.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price per MMBtu was $2.43, $2.40 and $2.30 in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three months ended September 30, 2010 and 2009, were reduced by $0.5 million and $0.3 million, respectively. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the nine months ended September 30,

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
2010 and 2009 by $1.9 million and $2.8 million, respectively. As of September 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
During the three months ended September 30, 2010 and 2009, such fees deducted from the Net Proceeds calculations, attributable to production during each three-month period ended June 30, 2010 and 2009, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million. During the nine months ended September 30, 2010 and 2009, such fees deducted from the Net Proceeds calculations, attributable to production during each nine-month period ended September 30, 2010 and 2009, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.7 million. No

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
Services fees paid by the Trust to Torch during each of the three-month periods ended September 30, 2010 and 2009 were $0.1 million. Services fees paid by the Trust to Torch during each of the nine-month periods ended September 30, 2010 and 2009 were $0.3 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $59,000 during each three-month period ended September 30, 2010 and 2009, respectively. Such fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $177,000 and $169,000 during the nine months ended September 30, 2010 and 2009, respectively.

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
Total administrative and transfer agent fees charged by the Trustee during the three months ended September 30, 2010 and 2009 were $36,000 and $31,000, respectively. Such fees charged by the Trustee during the nine months ended September 30, 2010 and 2009 were $86,000 and $100,000, respectively.
6. Trust Expense Payable
The Trust expense payable as of September 30, 2010 and December 31, 2009 was $2.0 million and $2.1 million, respectively. Such liability as of September 30, 2010 and December 31, 2009 includes $0.5 million and $0.7 million, respectively, of general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees. The remaining liability as of September 30, 2010 and December 31, 2009 of $1.5 million and $1.3 million, respectively, represents a potential overpayment from a certain working interest owner of the Underlying Properties pertaining to oil and natural gas sales from the Infill Wells located in the Cotton Valley Fields during periods subsequent to the Trust’s termination.
7. Subsequent Events
Except as set forth below, no events occurred from December 31, 2010 to the date of this filing that are reportable pursuant to FASB ASC 855
On February 23, 2011, the Trust issued a press release and disclosed information regarding the ongoing Alabama derivative litigation on its Current Report on Form 8-K. In the press release, the Trust announced that it and the derivative unitholder plaintiff

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
reached an agreement in principle with Constellation Energy Partners LLC to settle certain claims in the litigation, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), filed by the derivative plaintiff on the Trust’s behalf in the Circuit Court of Tuscaloosa County, Alabama (the “Settlement”).
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2010 and 2009 is derived from actual oil and natural gas produced during the three months ended June 30, 2010 and 2009, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2010 and 2009 is derived from oil and natural gas produced during the nine months ended June 30, 2010 and 2009, respectively.
During the nine months ended September 30, 2010, Net Proceeds paid to the Trust with respect to net profits income generated in the Austin Chalk Fields were reduced by $752,000 (including interest expense of $60,000) to recoup overpayments to the Trust by TRC during the five year period ended December 31, 2009 (“Austin Chalk Gas Volume Adjustment”). The effect of the Austin Chalk Gas Volume Adjustment has been excluded from the data set forth in the table below, except for information contained in footnote (a). See Note 4 to the Trust’s financial statements for additional information.
Oil and natural gas sales attributable to the Underlying Properties during the three and nine month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010			2009
	Bbls	Mcf of		Bbls	Mcf of
	of Oil	Natural Gas		of Oil	Natural Gas
Chalkley Field	551	155,184		604	173,114
Robinson’s Bend Field	—	366,111		—	379,306
Cotton Valley Fields	234	111,779		358	122,720
Austin Chalk Fields	1,809	18,308	(a)	2,135	32,744	(a)

	2,594	651,382		3,097	707,884

	Nine Months Ended September 30,
	2010			2009
	Bbls	Mcf of		Bbls	Mcf of
	of Oil	Natural Gas		of Oil	Natural gas
Chalkley Field	1,817	466,597		2,264	537,857
Robinson’s Bend Field	—	1,096,748		—	1,145,838
Cotton Valley Fields	826	328,846		1,181	393,232
Austin Chalk Fields	7,614	93,424	(a)	7,252	80,738	(a)

	10,257	1,985,615		10,697	2,157,665

TORCH ENERGY ROYALTY TRUST
(a) Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the three-month periods ended June 30, 2010 and 2009 by 0 MMcf and 13 MMcf, respectively. The Austin Chalk Gas Volume Adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the nine-month periods ended June 30, 2010 and June 30, 2009 by 6 MMcf and 26 MMcf, respectively. Oil sales were not impacted by this adjustment. The total natural gas sales volumes pertaining to the Austin Chalk Gas Volume Adjustment of 174 MMcf were compensated with natural gas sales volumes during the nine months ended June 30, 2010.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
For the three months ended September 30, 2010, net profits income was $337,000, down 34% from net profits income of $507,000 for the same period in 2009. Such decrease is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced nets profits income during the three months ended September 30, 2010 by $149,000. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended September 30, 2010 and 2009. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended June 30, 2010, costs and expenses exceeded gross revenues by approximately $908,000. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2010 (pertaining to production through June 30, 2010), the Robinson’s Bend Cumulative Deficit was approximately $5.3 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 285,271 Mcf and 328,578 Mcf during the three months ended June 30, 2010 and 2009, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the three months ended September  30, 2010, decreased gas volumes included in net profits income calculations during the three months ended September 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 366,111 Mcf and 379,306 Mcf during the three months ended June 30, 2010 and 2009, respectively. Oil production attributable to the Underlying Properties for the three months ended June 30, 2010 and 2009 was 2,594 Bbls and 3,097 Bbls, respectively. Natural gas and oil production decreased during the quarter ended June 30, 2010 as compared to the same period in 2009 as a result of normal production declines.

TORCH ENERGY ROYALTY TRUST
During the three months ended September 30, 2010, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.18 per MMBtu as compared to $2.85 per MMBtu for the three months ended September 30, 2009. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements. During the three months ended September 30, 2010, the average price used to calculate Net Proceeds for oil was $69.87 per Bbl as compared to $49.44 per Bbl for the three months ended September 30, 2009.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 per MMBtu, $1.95 per MMBtu and $1.87 per MMBtu for 2010, 2009 and 2008 production, respectively. The Sharing Price per MMBtu was $2.43 per MMBtu, $2.40 per MMBtu and $2.30 per MMBtu for 2010, 2009 and 2008 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine months ended September 30, 2010 and 2009. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended September 30, 2010 and 2009 by $0.5 million and $0.3 million, respectively.
During the three months ended September 30, 2010, the Trust recognized Infill Well income of $130,000, mainly generated from Infill Wells in the Cotton Valley Field. The Trust recognized no Infill Well income during the same period in 2009. Such Infill Wells are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for each of the three-month periods ended

TORCH ENERGY ROYALTY TRUST
September 30, 2010 and 2009 totaled $0.5 million. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.8 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each of the three-month periods ended September 30, 2010 and 2009.
General and administrative expenses amounted to $0.3 million for each of the three-month periods ended September 30, 2010 and 2009. During each of the three month periods ended September 30, 2010 and 2009, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended September 30, 2010 and 2009, the Trust received cash payments totaling $0.6 million and $0.7 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in such cash receipts during the three months ended September 30, 2010 and 2009 are $0.1 million and $0.2 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. Cash payments received by the Trust during the three months ended September 30, 2010 and 2009 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended June 30, 2010 and 2009, respectively.
The Trust allocated net profits income received by the Trust during each three-month period ended September 30, 2010 and 2009 of $0.5 million into the Cash Reserve. The Cash Reserve as of September 30, 2010 and December 31, 2009 was $0.9 million and $0.8 million, respectively.
The foregoing resulted in distributable income of $0.1 million, or $0.01 per Unit, for the three months ended September 30, 2010 as compared to $0.2 million, or $0.02 per Unit, for the three months ended September 30, 2009. The Trust made no cash distributions to Unitholders during each of the three-month periods ended September 30, 2010 and 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
For the nine months ended September 30, 2010, net profits income was $0.8 million, down 64% from net profits income of $2.2 million for the same period in 2009. Such decrease is mainly due to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the nine months ended September 30, 2010 by $0.7 million. See Note 4 to the Trust’s financial statements for additional information.

TORCH ENERGY ROYALTY TRUST
The Trust received no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2010 and 2009. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the nine months ended June 30, 2010, costs and expenses exceeded gross revenues by approximately $2.3 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2010 (pertaining to production through June 30, 2010), the Robinson’s Bend Cumulative Deficit was approximately $5.3 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 888,867 Mcf and 1,011,827 Mcf during the nine months ended June 30, 2010 and 2009, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the nine months ended September 30, 2010, decreased gas volumes included in net profits income calculations during the nine months ended September 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,096,748 Mcf and 1,145,838 Mcf during the nine months ended June 30, 2010 and 2009, respectively. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2010 and 2009 was 10,257 Bbls and 10,697 Bbls, respectively.
During the nine months ended September 30, 2010, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.36 per MMBtu as compared to $3.61 per MMBtu for the nine months ended September 30, 2009. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the nine months ended September 30, 2010, the average price used to calculate Net Proceeds for oil was $69.38 per Bbl as compared to $45.92 per Bbl for the nine months ended September 30, 2009.
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

TORCH ENERGY ROYALTY TRUST
per MMBtu, adjusted annually for inflation, TEMI deducted 50% of such excess in calculating the Net Proceeds payable to the Trust.
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 per MMBtu, $1.95 per MMBtu and $1.87 per MMBtu for 2010, 2009 and 2008 production, respectively. The Sharing Price per MMBtu was $2.43 per MMBtu, $2.40 per MMBtu and $2.30 per MMBtu for 2010, 2009 and 2008 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment, pursuant to each Conveyance. As of September 30, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine months ended September 30, 2010 and 2009. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the nine months ended September 30, 2010 and 2009 by $1.9 million and $2.8 million, respectively.
During the nine months ended September 30, 2010 and 2009, the Trust recognized Infill Well income of $313,000 and $72,000, respectively, mainly pertaining to Infill Wells located in the Cotton Valley Fields. The Cotton Valley Field Infill Wells are operated by Samson Lone Star Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the nine months ended September 30, 2010 and 2009 totaled $1.7 million and $1.6 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $5.3 million and $5.2 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the nine months ended September 30, 2010 and 2009, respectively.
General and administrative expenses amounted to $0.8 million and $1.1 million, respectively, for the nine months ended September 30, 2010 and 2009. The decrease in general and administrative expenses in 2010 as compared to 2009 is primarily due to legal fees incurred by the Trust during 2009 in connection with the Alabama derivative litigation discussed in Part II, Item 1. Legal Proceedings. During each of the nine-month periods ended September 30, 2010 and 2009, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

TORCH ENERGY ROYALTY TRUST
During the nine months ended September 30, 2010 and 2009, the Trust received cash payments totaling $1.3 million and $2.8 million, respectively, from the Working Interest Owners of the Underlying Properties. Included in such cash receipts during the nine months ended September 30, 2010 and 2009 are $0.2 million and $0.6 million, respectively, paid to the Trust by a certain working interest owner that is classified as restricted cash due to potential overpayment. Cash payments received by the Trust during the nine months ended September 30, 2010 and 2009 mainly pertain to net profits income attributable to production from the Underlying Properties during the nine months ended June 30, 2010 and 2009, respectively.
The Cash Reserve as of September 30, 2010 and December 31, 2009 was $0.9 million and $0.8 million, respectively. The foregoing resulted in distributable income of $0.3 million, or $0.04 per Unit, for the nine months ended September 30, 2010, as compared to $1.2 million, or $0.14 per Unit, for the same period in 2009. No cash distributions were made during the nine months ended September 30, 2010. Cash distributions of $3.0 million, or $0.35 per Unit, were made during the nine months ended September 30, 2009.
Net profits income received by the Trust during the three and nine month periods ended September 30, 2010 and 2009, derived from production sold during the three and nine months ended June 30, 2010 and 2009, respectively, was computed as shown in the following table (in thousands):

TORCH ENERGY ROYALTY TRUST

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and natural gas revenues(a)	$930	$994	$1,924	$1,101	$915	$2,016

Direct operating expenses:
Lease operating expenses and property tax	363	1,838	2,201	487	1,767	2,254
Severance tax	100	64	164	73	57	130

	463	1,902	2,365	560	1,824	2,384

Net proceeds before capital expenditures	467	(908)	(441)	541	(909)	(368)
Capital expenditures	112	—	112	7	1	8

Net proceeds	355	(908)	(553)	534	(910)	(376)
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$337	$—	$337	$507	$—	$507

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Chalkley, Cotton			Chalkley, Cotton
	Valley and Austin	Robinson’s Bend		Valley and Austin	Robinson’s Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total
Oil and natural gas revenues (a)	$2,964	$3,183	$6,147	$4,207	$3,562	$7,769

Direct operating expenses:
Lease operating expenses and property tax	1,351	5,289	6,640	1,421	5,178	6,599
Severance tax	333	225	558	355	302	657

	1,684	5,114	7,198	1,776	5,480	7,256

Net proceeds before capital expenditures	1,280	(2,331)	(1,051)	2,431	(1,918)	513
Capital expenditures	388	—	388	134	1	135

Net proceeds	892	(2,331)	(1,439)	2,297	(1,919)	378
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$847	$—	$847	$2,182	$—	$2,182

(a)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income during the three and nine months ended September 30, 2010 by $149,000 and $692,000, respectively. See Note 4 to the Trust’s financial statements for additional information.

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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price was adjusted annually for inflation and was $1.97, $1.95 and $1.87 per MMBtu for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of September 30, 2010.

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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

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
No assurances can be given that the Trustee will be able to sell the Net Profits Interests or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
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

36