Form 10-K
period 2010-12-31
TORCH ENERGY ROYALTY TRUST
filed 2011-04-22
CIK 912030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,179,2228.20.
     At April 15, 2011, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

Torch Energy Royalty Trust
Annual Report on Form 10-K
For the fiscal year ended December 31, 2010

-i-

Torch Energy Royalty Trust
PART I
Item 1. Business.
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
General
The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are TRC, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
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

Torch Energy Royalty Trust
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”) which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See Marketing Arrangements in this section for oil and natural gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust under the Net Profits Interests. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Following the termination of the Trust, the Trustee established a non-interest bearing segregated cash reserve account (“Cash Reserve”) for payment by the Trust of certain actual, contingent and uncertain liabilities of the Trust. See footnote 4 of the Trust’s audited financial statements for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee, thereafter, must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be used to calculate the Net Profits Interests to be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (“NYSE”) or any other national quotation system.
As previously disclosed by the Trust in certain of its filings with the Securities and Exchange Commission (“SEC”), the Trust and certain working interest owners (TRC, Torch E&P Company and Constellation

Torch Energy Royalty Trust
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
The Trust received a letter from the NYSE on April 18, 2011 informing the Trust that, as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”) with the SEC, the Trust was subject to certain procedures as specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual (“Section 802.01E”) and further, regardless of the procedures specified in Section 802.01E, the NYSE could commence delisting procedures at any time during any period that is available to complete the filing of the 2010 Annual Report, if circumstances warrant.
As the Trust had been unable to obtain complete and accurate information regarding reserve information and the financial statements of the Trust required to be included in the 2010 Annual Report, the Trust remained unable to timely file its 2010 Annual Report. Failure of the Trust to make progress in its efforts to complete and file its SEC reports or failing to meet the minimum listing criteria could result in a suspension of the Trust’s listing and trading privileges.
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

Torch Energy Royalty Trust
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
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price was $1.97, $1.95 and $1.87 per MMBtu for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 for 2010, 2009 and 2008, respectively. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.331, $0.327 and $0.314 per MMBtu for 2010, 2009, and 2008, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. The purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields is reduced by a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2010, 2009 and 2008, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2010, 2009 and 2008 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.0 million and $1.4 million for 2010, 2009 and 2008, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Torch Energy Royalty Trust
Net Profits Interests
The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and natural gas produced and sold from wells (other than infill wells) on the Underlying Properties. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of natural gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2010, 2009 and 2008 and is not expected to do so in the future.
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
Availability of Reports
The Trust’s principal offices are located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890. The telephone number is (302) 636-6016. The Trust files quarterly and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.torchroyalty.com, which features all of our current SEC filings free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the NYSE. For further information on obtaining copies of our public filings from the NYSE, visit the NYSE website at http://www.nyse.com. Information contained on the Trust’s website or any other website referenced herein is not incorporated by reference into this report and does not constitute a part of this report.
Widely Held Fixed Investment Trust Reporting Information
Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Wilmington Trust Company, not in its individual capacity but solely as the Trustee for the Trust, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890, telephone number (302) 636-6016, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted the Trust’s website at http://www.torchroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Each unitholder should consult his or her tax advisor for compliance matters.

Torch Energy Royalty Trust
Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this report. The risks set forth below are in addition to risks that apply to most businesses. The Trustee is in the process of winding down and liquidating the Trust after the affirmative vote of the requisite number of Unitholders. See Trust Termination below in this item. The other Risk Factors set forth below should be considered in light of the wind up and liquidation of the Trust. If any of these risks or uncertainties actually occurs, the Trust’s financial condition and results of operations and the future and current value of the Net Profits Interests could be materially adversely affected. Additional risks not presently known to the Trust or which the Trust considers immaterial based on information currently available to it may also materially adversely affect the Trust. Because of these factors, past financial performance should not be considered an indication of future performance.
Trust Termination
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or that the ultimate proceeds that will be distributed to Unitholders following such a sale will be equivalent to the market value of such interests or the market value of the Units. Such distributions could be below the market value of the Units. The Trust and Trustee cannot anticipate the results that such termination of the Trust will have on its ability to sell the Net Profits Interests.
Specifically, pursuant to Section 9.03(e) of the Trust Agreement, if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date (prior to January 29, 2009), the Trustee must then cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). There can be no assurance at this time of the specific timetable in which the Trust and Trustee would be able to obtain all the information advisable and necessary concerning the Net Profits Interests in order to prepare and finalize the sales process.
The Trust’s continuing failure to timely file certain periodic reports with the SEC during the wind up and liquidation of the Trust may pose significant risks to the Trust’s business, which could materially and adversely affect the Trust financial condition and results of operation and the current and/or future value of the Net Profits Interests.
The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for natural gas produced from the Trust’s Net Profits Interests. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Net Profits Interests to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets or distributions following a sale of the Net Profits Interests will equal or exceed the purchase price paid by the Unitholder.
The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the NYSE or any other national quotation system.

Torch Energy Royalty Trust
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
The Trust’s cash distributions, operating results and the value of the Net Profits Interests are substantially dependent on prices of natural gas and, to a lesser extent, oil. Prices for oil and natural gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. These factors include:
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

Torch Energy Royalty Trust
Estimates of economically recoverable natural gas and oil reserves and of future net cash flows are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Prices for oil and natural gas are volatile and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated. As disclosed by the Trust in its Annual Reports on Form 10-K for each of the three years ended December 31, 2007, 2008 and 2009 and in this Annual Report, on December 30, 2008, Trust Venture Company, LLC filed and subsequently served a derivative lawsuit against Constellation Energy Partners LLC in Alabama state court alleging counts, in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to (i) recover any overcharges to the Trust by Constellation Energy Partners LLC related to administrative costs, water gathering, treating and disposal costs and severance taxes and (ii) require Constellation Energy Partners LLC to provide an accounting of its revenues and expenses as required under the Conveyance filed of record in Tuscaloosa County, Alabama. See Item 3. Legal Proceedings. There can be no assurance as to the outcome or result of this derivative lawsuit or the effect of the derivative lawsuit may have on the calculation of the reserve reports and the estimated reserve quantities.
Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves and the corresponding proceeds from such sales which may vary widely. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. No impairment loss was recognized during the years ended December 31, 2010, 2009 and 2008.
As more Infill Wells are drilled, they could cause a reduction in amounts payable to the Trust or a purchaser of the Net Profits Interests.
The Net Profits Interests include a 20 percent net profit interest in Infill Wells. Infill Wells may recover a portion of the reserves that would otherwise be produced from wells burdened by the Trust’s Net Profits Interests. Since the Trust is entitled to receive 95 percent of the Net Proceeds from production burdened by its Net Profits Interests but only 20 percent of the net profits interest from Infill Wells, the drilling of Infill Wells may reduce payments to the Trust, and ultimately distributions to Trust Unitholders.
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

Torch Energy Royalty Trust
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
The Trustee does not intend to pay any amounts for the Texas margin tax for tax years 2008, 2009 and 2010, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. The effective date of the legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the years ended December 31, 2008, 2009 and 2010, including the tax liability accruing on income distributed after December 2006 attributable to Trust revenues during the four years ended December 31, 2010 from which no tax was withheld. For more information about the Texas margin tax, see Note 3 to the Trust’s financial statements.
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
Activities on the Underlying Properties are subject to existing Federal, state and local laws, rules and regulations relating to the protection of public health and welfare, safety and the environment, including, without limitation, laws regulating the release of materials into the environment and laws protecting areas of particular environmental concern. It is anticipated that, absent the occurrence of an unanticipated event, compliance with these laws will not have a material adverse effect upon the Trust or Unitholders. Torch has informed the Trust that it cannot predict what effect future regulation or legislation, enforcement policies there under, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyances, any costs or expenses incurred by the Working Interest Owners in connection with environmental liabilities, to the extent arising out of or relating to activities occurring on, or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1993, will be borne by the Working Interest Owners and not the Trust and will not be deducted in calculating Net Proceeds and will, therefore, not reduce amounts payable to the Trust.
Net Proceeds Attributable to the Robinson’s Bend Field have declined significantly.
Prior to December 31, 2002, lease operating expenses were not deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field. In accordance with the provisions of the Net Profits Interest conveyance covering the Robinson’s Bend Field, commencing with the second quarter 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Net Proceeds. The Trust receives no payments for distributions to Unitholders with respect to the Robinson’s Bend Field when proceeds do not exceed the sum of costs and expenses and the cumulative excess of such costs and expenses including interest (“Robinson’s Bend Field Cumulative Deficit”). The Trust received no payments with respect to the Robinson’s Bend Field during the each of the three years ended December 31, 2008, 2009 and 2010. The Circuit Court of Tuscaloosa County, Alabama in the matter captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751) approved in all respects the settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Circuit Court

Torch Energy Royalty Trust
acknowledged receiving the report from counsel for the trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the Settlement and Release Agreement is fair, reasonable and adequate. The proposed Settlement and Release Agreement shall become effective on the date on which the Order and Final Judgment becomes final and unappealable, which absent appeal, is anticipated to be June 13, 2011. See Item 3. Legal Proceedings.
The Robinson’s Bend Field Cumulative Deficit at December 31, 2010 (pertaining to production as of September 30, 2010 and excluding Infill Wells) was approximately $6.1 million. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
The market price for the Trust’s Units may not reflect the value of the Net Profits Interests held by the Trust.
The public trading price for the Trust Units tends to be tied to the recent and expected levels of cash distributions on the Trust Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for oil and natural gas produced from the Underlying Properties. The market price of the Trust Units is not necessarily indicative of the value that the Trust would realize if the Net Profits Interests were sold to a third party buyer. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets or distributions following a sale of the Net Profits Interests will equal or exceed the purchase price paid by the Unitholder.
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
To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010. On March 31, 2011, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party

Torch Energy Royalty Trust
within 5 business days notice. The inability of the Trust to hire qualified services providers to assist in the wind up and liquidation of the Trust may have a material adverse effect on the operations of the Trust.
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
Item 1B. Unresolved Staff Comments.
The Trust does not currently have any unresolved Securities and Exchange Commission staff comments.
Item 2. Properties.
Description of the Underlying Properties
Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells (excluding Infill Wells) producing from the Miogyp “B” reservoir. As of December 31, 2010, one Infill Well has been drilled on the Underlying Properties in the Chalkley Field. The average working interest and net revenue interest (net to the Trust’s 20% interest) for the Chalkley Infill Well is approximately 3.2% and 2.4%. These wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the wells.
Robinson’s Bend Field. The Underlying Properties include an average 40.2% working interest (30.5% net revenue interest) in 392 wells (excluding Infill Wells) in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. As of December 31, 2010, 34 Infill Wells have been drilled on the Underlying Properties in the Robinson’s Bend Field. The average working interest and net revenue interest of the Robinson’s Bend Infill Wells (net to the Trust’s 20% interest) is approximately 6.8% and 5.2%, respectively. All of the wells in the Robinson’s Bend Field are operated by a third party, Robinson’s Bend Operating II, LLC, a subsidiary of Constellation Energy Partners LLC.
Cotton Valley Fields. The Underlying Properties include an average 53.7% working interest (39.5% net revenue interest) in 41 wells (excluding Infill Wells) in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. As of December 31, 2010, 32 Infill Wells have been drilled on the Underlying Properties in the Cotton Valley Fields. The average working interest and net revenue interest of the Cotton Valley Fields Infill Wells (net to the Trust’s 20% interest) is approximately 14.6% and 11.1%, respectively. A subsidiary of Torch operates 40 of these wells. The remaining wells are operated by Samson Lone Star Limited Partnership (“Samson”).
Austin Chalk Fields. The Underlying Properties include an average of 16.1% working interest (11.4% net revenue interest) in 59 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A subsidiary of Torch operates two wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

Torch Energy Royalty Trust
Oil and Natural Gas Reserves
The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests was approximately $10.3 million as of December 31, 2010. Future cash flows attributable to the Robinson’s Bend Field’s Net Profits Interests were estimated to have no value to the Trust as of December 31, 2010. See Note 7 of the audited financial statements for additional information concerning the net proved reserves of the Net Profits Interests.
Well Count and Acreage Summary
The following table shows, as of December 31, 2010, the gross and net interest in oil and natural gas wells for the Underlying Properties:

	Natural Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	6	0.8	—	—
Robinson’s Bend Field	426	170.4	—	—
Cotton Valley Fields	73	25.4	—	—
Austin Chalk Fields	26	4.3	35	5.9

Total	531	200.9	35	5.9

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2010. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Trust. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Trust in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field	33,404	14,288
Cotton Valley Fields	4,411	2,606
Austin Chalk Fields	22,468	3,791

Total	62,435	21,033

Drilling Activity
The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2010. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.
All of the wells shown below represent Infill Wells drilled on the Underlying Properties. The Net Profits Interests entitle the Trust to 20% of Infill Well Net Proceeds which is defined as gross proceeds from the sale of production attributable to Infill Wells less all production, drilling and completion costs of such wells. Infill Well Net Proceeds are calculated by aggregating the proceeds and costs from Infill Wells on a state by state basis.

Development Wells — Chalkley Field (a)
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0
2008	0	0	0	0	0	0

Torch Energy Royalty Trust

Development Wells — Cotton Valley Fields
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0
2008	1	0	1	0.2	0	0.2

Development Wells — Austin Chalk Fields (b)
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2010	0	1	1	0	0.04	0.04
2009	0	0	0	0	0	0
2008	0	0	0	0	0	0

Development Wells — Robinson’s Bend Field (c)
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0
2008	3	0	3	0.2	0	0.2

(a)	In 2007, an Infill Well was drilled in the Chalkley Field for which the Trust has not received cash distributions. No Infill Wells were drilled in the Chalkley Field during the three years ended December 31, 2010. As of December 31, 2010, costs and expenses exceeded gross revenues by approximately $2.2 million (before interest expense). The Trust will receive no payments for distributions with respect to the Chalkley Field Infill Well until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.

(b)	Dry hole costs pertaining to Austin Chalk Field Infill Well drilling reduced Infill Well Net Proceeds recognized by the Trust during the year ended December 31, 2010 by $49,319.

(c)	The Trust has not received cash distributions with respect to the Infill Wells drilled in the Robinson’s Bend Field. As of December 31, 2010 (pertaining to sales through September 30, 2010), costs and expenses exceeded gross revenues by approximately $1.6 million. The Trust will receive no payments for distributions with respect to the Robinson’s Bend Infill Wells until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.
There was no other drilling activity on the Underlying Properties during the three years ended December 31, 2010.
Oil and Natural Gas Sales Prices and Production Costs
The following table sets forth, for the Underlying Properties, the net production volumes of natural gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of natural gas and Bbl of oil for production attributable to Net Proceeds received by the Trust during the years ended December 31, 2010, 2009 and 2008 (derived from production during the twelve months ended September 30, 2010, 2009 and 2008, respectively).
In 2010, Net Proceeds paid to the Trust with respect to net profits income generated in the Austin Chalk Fields were reduced by $826,000 (including interest expense of $70,000) to recoup overpayments to the Trust by TRC during the five year period ended December 31, 2009 (“Austin Chalk Gas Volume Adjustment”). The effect of the Austin Chalk Gas Volume Adjustment has been excluded from the data set forth in the table below, except for information included in footnote (a). See Note 4 to the Trust’s audited financial statements for additional information concerning the Austin Chalk Gas Volume Adjustment. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.

Torch Energy Royalty Trust

	Chalkley, Cotton Valley And Austin Chalk Fields
	2010 (a)	2009 (a)	2008 (a)
Production:
Natural Gas (MMcf)	1,156	1,342	1,544
Oil (Mbbl)	13	15	14

Weighted average lifting cost per Mcfe	$1.47	$1.31	$0.92
Weighted average taxes on production per Mcfe	$0.33	$0.33	$0.47
Weighted average sales price (b)
Natural Gas ($/Mcf)	$3.34	$3.46	$5.51
Oil ($/Bbl)	$69.10	$48.11	$95.11

	Robinson’s Bend Field
	2010	2009	2008
Production:
Natural Gas (MMcf)	1,473	1,530	1,579
Oil (Mbbl)	—	—	—

Weighted average lifting cost per Mcfe	$4.80	$4.49	$4.19
Weighted average taxes on production per Mcfe	$0.21	$0.23	$0.47
Weighted average sales price (b)
Natural Gas ($/Mcf)	$2.89	$2.92	$4.85
Oil ($/Bbl)	$—	$—	$—

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Gas volumes related to such adjustment were 0 MMcf, 53 MMcf and 37 MMcf pertaining to gas sales during the twelve month ended December 31, 2010, 2009 and 2008, respectively. The cumulative natural gas sales volume adjustment for periods prior to 2008 was 108 MMcf. The total natural gas sales volumes pertaining to the Austin Chalk Gas Volume Adjustment of 198 MMcf were compensated with natural gas sales volumes in 2010.

(b)	Average sales prices are reflective of natural gas prices received by the Trust less certain gathering, treating and transportation charges.
Item 3. Legal Proceedings.
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

Torch Energy Royalty Trust
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

Torch Energy Royalty Trust
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

Torch Energy Royalty Trust
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
Item 4. (Removed and Reserved).

Torch Energy Royalty Trust
PART II
Item 5. Market for Registrant’s Units, Related Unitholder Matters and Registrant Purchases of Equity Securities.
The Units are listed and traded on the NYSE under the symbol “TRU.” At March 31, 2011, there were 8,600,000 Units outstanding and approximately 164 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit made by the Trust:

			Cash
	High	Low	Distributions
Fiscal Year Ended December 31, 2009:
Quarter ended March 31, 2009	$2.99	$1.19	$0.00
Quarter ended June 30, 2009	$4.80	$1.44	$0.35
Quarter ended September 30, 2009	$8.74	$3.20	$0.00
Quarter ended December 31, 2009	$7.35	$4.36	$0.10

Fiscal Year Ended December 31, 2010:
Quarter ended March 31, 2010	$5.35	$3.36	$0.00
Quarter ended June 30, 2010	$5.48	$3.75	$0.00
Quarter ended September 30, 2010	$4.64	$3.19	$0.00
Quarter ended December 31, 2010	$4.99	$3.50	$0.00
Item 6. Selected Financial Data. (In thousands, except per Unit amounts)

	Year Ended December 31,
	2010		2009	2008	2007	2006
Net profits income	$1,285	(a)	$2,516	$6,217	$4,842	$7,796
Infill Well Net Proceeds	$1,937		$89	$161	$400	$516
Distributable income	$2,060	(a)	$1,236	$3,162	$4,133	$7,262
Distributions declared	$—		$3,891	$258	$4,102	$7,250
Distributable income per Unit	$0.24	(a)	$0.14	$0.37	$0.48	$0.84
Cash Reserve per Unit	$0.29		$0.10	$0.46	$0.00	$0.00
Distributions per Unit	$0.00		$0.45	$0.03	$0.48	$0.84
Total assets (at end of period)	$14,219		$15,250	$19,623	$16,694	$18,386

(a)	In 2010, net profits income and distributable income were reduced by $756,000 and 826,000 (including $70,000 of interest expense), respectively, by the Austin Chalk Gas Volume Adjustment. Distributable income per unit was reduced by $0.10 for such adjustment. See Note 4 to the Trust’s audited financial statements for additional information concerning the Austin Chalk Gas Volume Adjustment.
Distributable income of the Trust consists of the excess of net profits income plus Infill Well Net Proceeds and other income less general and administrative expenses and interest expense. The Trust recognizes net profits income during the period in which amounts are received by the Trust.

Torch Energy Royalty Trust
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Discussion of Years Ended December 31, 2010, 2009, and 2008
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2010, 2009 and 2008 are derived from actual oil and natural gas production from October 1, 2009 through September 30, 2010, October 1, 2008 through September 30, 2009 and October 1, 2007 through September 30, 2008, respectively. The following tables set forth oil and natural gas sales attributable to the Underlying Properties during the three years ended December 31, 2010.
The data set forth in the table below, except for information contained in footnote (a), excludes the effect of the Austin Chalk Gas Volume Adjustment. See Note 4 to the Trust’s audited financial statements for additional information concerning the Austin Chalk Gas Volume Adjustment.

	Bbls of Oil
	2010	2009	2008
Chalkley Field	2,337	2,906	3,550
Robinson’s Bend Field	—	—	—
Cotton Valley Fields	1,042	1,560	1,552
Austin Chalk Fields	9,256	10,322	9,069

Total	12,635	14,788	14,171

	Mcf of Natural Gas
	2010		2009		2008
Chalkley Field	609,035		702,898		822,474
Robinson’s Bend Field	1,473,483		1,529,997		1,579,276
Cotton Valley Fields	438,941		513,335		580,232
Austin Chalk Fields	108,062	(a)	125,887	(a)	140,911	(a)

Total	2,629,521		2,872,117		3,122,893

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the twelve months ended September 30, 2010, 2009 and 2008 by 0 MMcf, 53 MMcf and 37 MMcf, respectively. Oil sales were not impacted by this adjustment. See Note 4 to the Trust’s audited financial statements for additional information. The cumulative natural gas sales volume adjustment for periods prior to 2008 was 108 MMcf. The total natural gas sales volumes pertaining to the Austin Chalk Gas Volume Adjustment of 198 MMcf were compensated with natural gas sales volumes in 2010.
For the year ended December 31, 2010, net profits income was $1.3 million, as compared to $2.5 million and $6.2 million for the same periods in 2009 and 2008, respectively. The decrease in net profits income during 2010 as compared to 2009 is mainly due to Austin Chalk Gas Volume Adjustment which recouped overpayments to the Trust by TRC totaling $726,000 (before interest expense) during the five year period ended December 31, 2009. The decrease in net profits income during 2009 as compared to 2008 is mainly due to lower average oil and natural gas prices paid to the Trust in 2009. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s

Torch Energy Royalty Trust
Bend Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during each of the years ended December 31, 2010, 2009 and 2008.
The Robinson’s Bend Field Cumulative Deficit, excluding the Robinson’s Bend Infill Wells (pertaining to production as of September 30, 2010) is approximately $6.1 million. Neither the Trust nor Unitholders are liable to pay such deficit. However, the Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Cumulative Deficit.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s audited financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 1,156 MMcf, 1,342 MMcf and 1,544 MMcf in 2010, 2009 and 2008, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust in 2010, decreased gas volumes included in net profits income calculations in 2010. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
Natural gas production attributable to the Underlying Properties (excluding production generated from the Infill Wells) in the Robinson’s Bend Field was 1,473 MMcf, 1,530 MMcf and 1,579 MMcf in 2010, 2009 and 2008, respectively. Natural gas production decreased during each of the three years ended December 31, 2010 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the year ended December 31, 2010 was 12,635 Bbls as compared to 14,788 Bbls and 14,171 Bbls for the same periods in 2009 and 2008, respectively.
The average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, during the year ended December 31, 2010 was $3.36 per MMBtu as compared to $3.41 and $5.42 per MMBtu for the years ended December 31, 2009 and 2008, respectively. Such average gas price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s audited financial statements. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2010, 2009 and 2008 was $69.11, $48.11 and $95.11 per Bbl, respectively.
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
Upon the Trust’s termination, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu for 2010, 2009 and 2008 was $1.97, $1.95 and $1.87, respectively. The Sharing Price per MMBtu for 2010, 2009 and 2008 was $2.43, $2.40 and $2.30, respectively. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds during the years ended December 31, 2010, 2009, and 2008 by $2.5 million, $3.0 million and $10.1 million, respectively. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three years ended December 31, 2010.

Torch Energy Royalty Trust
In 2008 and 2009, the Trust received $1.3 million from a certain working interest owner with respect to the Infill Wells which was classified as restricted cash prior to 2010 due to potential overpayment (“Restricted Infill Well Net Proceeds”). In 2010, the Trust determined that the Restricted Infill Well Net Proceeds were rightly owned by the Trust. Accordingly, in 2010 the Trust classified the Restricted Infill Well Net Proceeds as unrestricted cash, decreased the Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well Net Proceeds included in distributable income by $1.3 million.
During the three years ended December 31, 2010, 2009 and 2008, Infill Well Net Proceeds were $1.9 million, $89,000 and $161,000, respectively. Infill Well Net Proceeds in 2010 were favorably impacted by the recognition of the $1.3 million of Restricted Infill Well Net Proceeds. Infill Well Net Proceeds during each of the three years ended December 31, 2010 were mainly generated from Infill Wells in the Cotton Valley Fields.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds during the years ended December 31, 2010 and 2009 were $2.2 million for each year and $2.5 million in 2008.
General and administrative expenses during the year ended December 31, 2010 were $1.1 million as compared to $1.4 million and $3.3 million during each of the years ended December 31, 2009 and 2008, respectively. General and administrative expenses were significantly greater in 2008 as compared to 2009 and 2010 as a result of legal fees incurred by the Trust in connection with the arbitration proceeding between the Trust and certain working interest owners of the Underlying Properties relating to the proper calculation of the quarterly Net Profits Interests payments owed to the Trust following the termination of the Trust. See Item 3. Legal Proceedings. During each of the three years ended December 31, 2010, general and administrative expenses include costs pertaining to administrative services provided by Torch and the Trustee, legal fees, accounting fees, reserve report preparation fees, and Unitholder report printing fees.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During 2010, 2009 and 2008, the Trust received cash payments totaling $1.9 million, $3.2 million and $7.1 million from the Working Interest Owners of the Underlying Properties pertaining to net profits income attributable to production from the Underlying Properties during the twelve months ended September 30, 2010, 2009 and 2008, respectively. During 2010 and 2008, $3.2 million (including Restricted Infill Well Net Proceeds of $1.3 million) and $6.1 million, respectively, of the cash payments received by the Trust were allocated into the Cash Reserve. No cash payments received by the Trust in 2009 were allocated to the Cash Reserve. In 2009, cash receipts received by the Trust from the Working Interest Owners during 2009 (excluding restricted cash), net of general and administrative costs paid by the Trust during 2009, were distributed to Unitholders along with the release of certain Cash Reserves accumulated in 2008. The Cash Reserve as of December 31, 2010, 2009 and 2008 was $2.5 million, $0.8 million and $4.0 million, respectively.
For the year ended December 31, 2010, distributable income was $2.1 million, or $0.24 per Unit, as compared to $1.2 million, or $0.14 per Unit, and $3.2 million, or $0.37 per Unit, for the same period in 2009 and 2008, respectively. Total cash distributions of $3.9 million, or $0.45 per Unit, were made during the year ended December 31, 2009 as compared to $0.3 million, or $0.03 per Unit for the same period in 2008. No cash distributions were made to Unitholders in 2010.
Net profits income received by the Trust during the years ended December 31, 2010, 2009 and 2008, derived from production sold during the twelve months ended September 30, 2010, 2009 and 2008, respectively, was computed as shown in the following table (in thousands):

Torch Energy Royalty Trust

	Year Ended December 31,
	2010			2009			2008
	Chalkley,
	Cotton Valley	Robinson’s		Chalkley, Cotton	Robinson’s		Chalkley, Cotton	Robinson’s
	and Austin	Bend		Valley and Austin	Bend		Valley and Austin	Bend
	Chalk Fields	Field	Total	Chalk Fields	Field	Total	Chalk Fields	Field		Total
Oil and natural gas revenues (a)	$3,944	$4,254		$5,356	$4,472		$9,846	$7,662

Direct operating expenses:
Lease operating expenses (including property tax)	1,811	7,074		1,872	6,877		1,491	6,619
Severance tax	404	305		474	358		771	743

	2,215	7,379		2,346	7,235		2,262	7,362

Net proceeds before capital expenditures	1,729	(3,125)		3,010	(2,763)		7,584	300
Capital expenditures	376	14		362	1		1,040	4

	1,353	(3,139)		2,648	(2,764)		6,544	296
Net profits percentage	95%	— (b)		95%	— (b)		95%	—	(b)

Net profits income	$1,285	$—	$1,285	$2,516	$—	$2,516	$6,217	$—		$6,217

(a)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income in 2010 by $756,000. See Note 4 to the Trust’s audited financial statements for additional information.

(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the years ended December 31, 2010, 2009 and 2008 (pertaining to production during the twelve months ended September 30, 2010, 2009 and 2008, respectively.)
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

Torch Energy Royalty Trust
Austin Chalk Gas Volume Adjustment
The Austin Chalk Gas Volume Adjustment reduced proceeds received by the Trust in 2010 by $826,000 (including $70,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Fields. The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead gas volumes for certain wells in the Austin Chalk Fields in computing Net Proceeds due to the Trust. In 2010, the Austin Chalk Gas Volume Adjustment was calculated utilizing actual wellhead gas sales volumes and resulted in a 198 MMcf downward adjustment to gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Field. Oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009 were not affected by the Austin Chalk Gas Volume Adjustment. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The Trust is exposed to market risk, including adverse changes in commodity prices. The Trust’s assets constitute Net Profits Interests in the Underlying Properties. As a result, the Trust’s operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces and the price received for production from the Underlying Properties.
All production from the Underlying Properties during the period from the inception of the Trust to the Trust’s termination on January 29, 2008 was sold pursuant to a Purchase Contract between TRC, Velasco, and TEMI. The Purchase Contract expired upon the Trust’s termination. Pursuant to the Purchase Contract, TEMI was obligated to purchase all net production attributable to the Underlying Properties for an Index Price, less certain other charges, which were calculated monthly. The Index Price calculation was based on market prices of oil and natural gas and therefore was subject to commodity price risk. The Purchase Contract also provided a Minimum Price paid by TEMI for natural gas, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price, it received Price Credits equal to the difference between the Index Price and the Minimum Price that TEMI was entitled to deduct when the Index Price exceeded the Minimum Price. Additionally, if the Index Price exceeded the Sharing Price, TEMI was entitled to deduct such excess, Price Differential. TEMI had the annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential and would forfeit all accrued Price Credits. TEMI did not exercise its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date.
Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. See Item 1. Business and Item 1A. Risk Factors relating to the

Torch Energy Royalty Trust
termination of the Trust and the arbitration proceeding relating to the proper calculation of the Net Profits Interests payments owed to the Trust following termination of the Trust and the Alabama litigation. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

Torch Energy Royalty Trust
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Wilmington Trust Company
as Trustee of Torch Energy Royalty Trust
and to the Unitholders:
We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We were not engaged to examine the Trustee’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.
As described in Note 2, the accompanying financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with the basis of accounting described in Note 2.
As discussed in Note 1 to the financial statements, the Trust terminated effective January 29, 2008. Certain responsibilities of the Trustee, including those associated with selling the assets of the Trust, are also as described in Note 1.
/s/ UHY LLP
Houston, Texas
April 22, 2011

Torch Energy Royalty Trust
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In Thousands)
ASSETS

	December 31,	December 31,
	2010	2009
Cash reserve	$2,486	$847
Restricted cash	—	1,288
Net profits interests in oil and natural gas properties (net of accumulated amortization of $168,867 and $167,485 at December 31, 2010 and 2009, respectively)	11,733	13,115

	$14,219	$15,250

LIABILITIES AND TRUST CORPUS

Trust expense payable	$367	$2,076
Trust corpus	13,852	13,174

	$14,219	$15,250

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)

	Year Ended December 31,
	2010	2009	2008
Net profits income	$1,285	$2,516	$6,217
Infill well net proceeds Infill well net proceeds	1,937	89	161
Other income Other income	—	24	37

	3,222	2,629	6,415

General and administrative expenses	1,092	1,393	3,253
Interest expense	70	—	—

Distributable income	$2,060	$1,236	$3,162

Distributable income per Unit (8,600 Units)	$0.24	$0.14	$0.37

Distributions per Unit	$0.00	$0.45	$0.03

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Trust corpus, beginning of year	$13,174	$17,644	$16,449

Amortization of Net Profits Interests	(1,382)	(1,815)	(1,709)

Distributable income	2,060	1,236	3,162

Distributions to Unitholders	—	(3,891)	(258)

Trust Corpus, end of year	$13,852	$13,174	$17,644

The accompanying notes to financial statements
are an integral part of these statements.

Torch Energy Royalty Trust
Notes to the Financial Statements
1. Nature of Operations
The Torch Energy Royalty Trust (“Trust”) was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”).
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
No assurances can be given that the Trustee will be able to sell the Net Profits Interests or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
TRC and Velasco receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the Trust’s termination on January 29, 2008, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) in 2008 following the Trust’s termination. See Note 4 (Distributions and Income Computations) of the Trust’s financial statements for additional information regarding cash distributions and the Cash Reserve.

Torch Energy Royalty Trust
Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
The only assets of the Trust, other than cash and temporary investments being held for the payment of actual, contingent and uncertain liabilities and for distribution to Unitholders, are the Net Profits Interests. Under the Trust Agreement, the Trustee receives the payments attributable to the Net Profits Interests and pays all expenses, liabilities and obligations of the Trust. The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee is entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. The Trustee is entitled to cause the Trust to borrow from any source, including from the entity serving as Trustee, provided that the entity serving as Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgment and the power of sale with or without judicial proceedings; and (iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, must be similar to the terms which the Trustee would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and the Trustee shall be entitled to enforce its rights with respect to any such indebtedness and security interest as if it were not then serving as Trustee.
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
2. Basis of Accounting, Significant Accounting Policies and Recent Accounting Pronouncements
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the years ended December 31, 2010, 2009 and 2008 are derived from oil and natural gas production sold during the twelve-month periods ended September 30, 2010, 2009 and 2008, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to Trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired,

Torch Energy Royalty Trust
the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At December 31, 2010 and 2009, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

•	Restricted cash represents monies paid to the Trust by a Working Interest Owner of the Underlying Properties that may represent a potential overpayment pertaining to oil and natural gas sales from certain Infill Wells during periods subsequent to the Trust’s termination. In 2010, the Trust determined that the restricted cash was rightly owned by the Trust. Accordingly, in 2010 the Trust classified the restricted cash as unrestricted cash, decreased the Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well Net Proceeds included in distributable income by $1.3 million.

•	At December 31, 2009, the Trust adopted the Securities and Exchange Commission’s (“SEC”) Modernization of Oil and Gas Reporting, as well as the conforming rule changes issued by the Financial Accounting Standards Board. Upon adoption, the primary rule change that impacted the Trust’s year-end 2009 reserve estimates were those related to assumptions for pricing. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. The revised rules require reserve estimates to be calculated using an unweighted average of the first-day-of-the-month price for the preceding 12-month period.
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
In May 2006, the State of Texas passed legislation to implement a margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.”
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
In 2008 and 2009, the Trust received $1.3 million from a certain working interest owner with respect to the Infill Wells which was classified as restricted cash prior to 2010 due to potential overpayment (“Restricted Infill Well Net Proceeds”). In 2010, the Trust determined that the Restricted Infill Well Net Proceeds were rightly owned by the Trust. Accordingly, in 2010 the Trust classified the Restricted Infill Well Net Proceeds as unrestricted cash, decreased the Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well Net Proceeds included in distributable income by $1.3 million.
During the year ended December 31, 2010, the Trust received cash payments totaling $1.9 million from the Working Interest Owners which are recorded as net profits income and Infill Well Net Proceeds included in the statement of distributable income. No cash was distributed to Unitholders during the year ended December 31, 2010. As of December 31, 2010 the Cash Reserve was $2.5 million.
Cash receipts received by the Trust in 2010 were reduced by $826,000 (including $70,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Field (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead gas volumes for certain wells in the Austin Chalk Field in computing Net Proceeds due to the Trust. In 2010, the Austin Chalk Gas Volume Adjustment was calculated utilizing actual wellhead gas sales volumes and resulted in a 198 MMcf downward adjustment to gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Field. Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust in 2010 were adjusted downward by $756,000. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
During the year ended December 31, 2009, the Trust received cash payments totaling $3.2 million ($2.6 million recorded as net profits income and Infill Well Net Proceeds included in the statement of distributable income and $0.6 million recorded as accounts payable. During the twelve months ended

Torch Energy Royalty Trust
December 31, 2009, $3.9 million, or $0.45 per Unit, were distributed to Unitholders and recorded as payable to the Unitholders. Such cash distributions during 2009 included (i) a release of funds from the Cash Reserve representing Net Proceeds related to Underlying Property production during the twelve months ended December 31, 2008 and (ii) Net Proceeds related to the Underlying Property production during the twelve months ended September 30, 2009. As of December 31, 2009 the Cash Reserve was $0.8 million.
During the year ended December 31, 2008, the Trust received cash payments totaling $7.1 million ($6.4 million recorded as net profits income and Infill Well net proceeds included in the statement of distributable income and $0.7 million recorded as an accounts payable). Of the cash receipts, $258,000, or $0.03 per Unit, were distributed to Unitholders and recorded as payable to the Unitholders. As of December 31, 2008, the Cash Reserve was $4.0 million.
5. Related Party Transactions
TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing, Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”). Upon termination of the Trust, the Purchase Contract expired and the Working Interest Owners calculate the Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the sharing price and minimum price commitment mechanisms) as the expired Purchase Contract. The continuation of the sharing price and minimum price terms and conditions of the Purchase Contract terms was the subject of an arbitration and the Trust has applied the applicability of such terms for purpose of this report in accordance with the arbitration decision.
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
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. As of

Torch Energy Royalty Trust
December 31, 2010, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.331, $0.327 and $0.314 per MMBtu for 2010, 2009, and 2008, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2010, 2009 and 2008, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2010, 2009 and 2008, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.0 million and $1.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $235,000, $227,000 and $215,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Administrative Services Agreements
The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust.

Torch Energy Royalty Trust
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
To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement was extended to March 31, 2011. On March 31, 2011, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
Services fees charged to the Trust by Torch for the years ended December 31, 2010, 2009 and 2008 were $345,000, $335,000 and $371,000, respectively.
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
Total administrative and transfer agent fees charged by the Trustee was $130,000 for each year in 2010 and 2009 and $177,000 during the year ended December 31, 2008.
6. Trust Expense Payable
Trust expense payable as reflected on the Trust’s statements of assets, liabilities and trust corpus was $0.4 million and $2.1 million at December 31, 2010 and 2009, respectively. Included in such payable are general and administrative expense accruals of $0.4 million and $0.8 million as of December 31, 2010 and 2009, respectively, mainly pertaining to the Trust’s legal fees, audit fees and administrative services fees. Trust Expense Payable as of December 31, 2009 includes Restricted Infill Well Net Proceeds of $1.3 million which was classified as restricted cash at December 31, 2009.
7. Supplemental Oil and Natural Gas Information (Unaudited)
Total proved oil and natural gas reserves attributable to the Net Profits Interests as of December 31, 2010, 2009 and 2008 are based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. (“Independent Reserve Engineers”). Future net cash flows were computed by applying the Purchase Contract prices for oil and natural gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will

Torch Energy Royalty Trust
materially affect the quantities and present value of the Trust’s reserves. See Item 1A. Risk Factors for information regarding assumptions and price volatility.
Reserve Quantities:
The following table sets forth the estimated total proved and proved developed oil and natural gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2010, 2009 and 2008, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or natural gas, but to a portion of oil and natural gas sufficient to yield a specified portion of the Net Proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or natural gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.
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
Year-end reserves for 2010 and 2009 attributable to the Trust’s Net Profits Interests were estimated utilizing the unweighted average of the first-day-of-the-month price during each year in 2010 and 2009, pursuant to the revised SEC pricing rules. Year-end reserves for 2008 attributable to the Trust’s Net Profits Interests utilized year-end pricing for natural gas, pursuant to the SEC’s pricing rules which were in effect during the year ended December 31, 2008. In accordance with such SEC pricing rules, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests were estimated utilizing a Purchase Contract price for natural gas, after gathering fees, of $3.49 per Mcf, $3.20 per Mcf and $4.14 per Mcf for 2010, 2009 and 2008, respectively. Such Purchase Contract prices were calculated utilizing the Henry Hub natural gas prices of $4.38 per MMBtu, $3.87 per MMBtu and $5.71 per MMBtu for 2010, 2009 and 2008, respectively.
Year-end reserves at December 31, 2010 were 4.0 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2009 and 2008 reserves of 4.7 Bcfe and 7.7 Bcfe, respectively. The revisions of the estimated oil and natural gas volumes and the related present value of the estimated net future revenues as of December 31, 2010, 2009 and 2008 is primarily a result of fluctuations of natural gas prices utilized in computing the year-end reserves for each of the years then ended.
The Robinson’s Bend Field estimated reserves as of December 31, 2010, 2009 and 2008 were estimated to have no value.

Torch Energy Royalty Trust

Description	2010		2009		2008
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves at beginning of year	28	4,531	37	7,491	48	10,202
Revisions	(6)	(7)	(2)	(2,381)	(3)	(1,710)
Extensions and discoveries	—	—	—	—	—	—
Production	(5)	(607)	(7)	(579)	(8)	(1,001)

Proved reserves at end of year	17	3,917	28	4,531	37	7,491

Proved developed reserves at beginning of year	28	4,531	37	7,491	48	10,202

Proved developed reserves at end of year	17	3,917	28	4,531	37	7,491

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (in thousands):
Estimated future net cash flows from the Net Profits Interests in proved oil and natural gas reserves at December 31, 2010, 2009 and 2008 are presented in the following table:

	December 31,
	2010	2009	2008
Future cash inflows	$29,326	$32,487	$55,206
Future costs and expenses	(14,324)	(16,344)	(22,702)

Net future cash flows	15,002	16,143	32,504
Discount at 10% for timing of cash flows	(4,656)	(5,205)	(12,090)

Present value of future net cash flows for proved reserves	$10,346	$10,938	$20,414

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$10,938	$20,414	$30,878
Sales of oil and natural gas produced, net of production costs	(1,301)	(2,153)	(6,286)
Accretion of discount	1,094	2,041	3,088
Extensions and discoveries	0	0	0
Revision of prior-year estimates, change in prices and other	(385)	(9,364)	(7,266)

Balance at end of year	$10,346	$10,938	$20,414

Estimates of future net cash flows from proved reserves of natural gas and oil condensate were made in accordance with ASC 932, Extractive Activities — Oil and Gas. The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and natural gas reserves.

Torch Energy Royalty Trust
8. Quarterly Financial Data (Unaudited — in thousands, except per Unit amounts)
The following table sets forth, for the periods indicated summarized quarterly financial data:

			Distributable
	Net Profits	Distributable	Income
	Income	Income\(Loss)	Per Unit
Quarter ended March 31, 2010	$450	$381	$0.044
Quarter ended June 30, 2010	60	(167)	(0.019)
Quarter ended September 30, 2010	337	118	0.014
Quarter ended December 31, 2010	438	1,728	0.201

	$1,285	$2,060	$0.24

Quarter ended March 31, 2009	$1,019	$763	$0.089
Quarter ended June 30, 2009	656	264	0.031
Quarter ended September 30, 2009	507	189	0.022
Quarter ended December 31, 2009	334	20	0.002

	$2,516	$1,236	$0.144

9. Subsequent Events
Except as set forth below, no events occurred from December 31, 2010 to the date of this filing that are reportable pursuant to FASB ASC 855.
On February 23, 2011, the Trust announced that the Trust and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle litigation filed by the derivative plaintiff on the Trust’s behalf, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), in the Circuit Court of Tuscaloosa County, Alabama. The settlement agreement is subject to approval of the Court, and the Trust estimates that the process for approval will take approximately 60 days.
Under the proposed settlement, the derivative plaintiff and the Trust have agreed to settle the claims against Constellation Energy Partners LLC (“CEP”) in the derivative action, and to enter into mutual, general releases with CEP in return for (i) a payment of one million two hundred thousand United States dollars ($1,200,000) to the derivative plaintiff by Robinson’s Bend Production II (“RBP II”), which is a Delaware limited liability company and an affiliate of CEP, to reimburse the derivative plaintiff for the legal fees and expenses it incurred in prosecuting the derivative action, (ii) an irrevocable bid by RBP II of not less than one million United States dollars ($1,000,000) for its purchase from the Trust of the net overriding royalty interest (“Alabama NORRI”), when such Alabama NORRI is separately offered for sale by the Trust at public auction within 180 days of the effective date of the settlement, with such bid amount to be deposited by RBP II in a third-party escrow account pending the public auction, and (iii) a third amendment to that certain Water Gathering and Disposal Agreement providing that, for a period of ten years commencing on the first day of the month following the effective date of the settlement, the charges for the gathering, separation, and disposal of water from oil and gas wells located in Tuscaloosa County, Alabama that are owned and operated by RBP II (“Wells”) shall be fifty-three cents ($0.53) per barrel of water. (RBP II currently charges one United States dollar ($1.00) per barrel of water for the gathering, separation, and disposal of such water from the Wells).

Torch Energy Royalty Trust
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an Agreement on March 26, 2009. Pursuant to the agreement,

Torch Energy Royalty Trust
Torch provides certain accounting and other services for the Trust. The initial term of such agreement was extended to March 31, 2011. On March 31, 2011, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
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
The Trustee assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, the Trustee believes that, as of December 31, 2010, the Trust’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only the Trustee’s report in this annual report.
Item 9B. Other Information.
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
Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trust, the Trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Units during and for the year ended December 31, 2010.
Item 11. Executive Compensation.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholders Matters.
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
Item 13. Certain Relationships and Related Transactions.
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
To facilitate the winding down of the Trust, Torch provides certain accounting and other services for the Trust pursuant to an agreement with the Trust dated March 26, 2009. The initial term of the Services Agreement expired March 31, 2010. On March 31, 2010, Torch and the Trust extended the expiration

Torch Energy Royalty Trust
date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.
Administrative services fees of $345,000, $335,000 and $371,000 are included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $1.97, $1.95 and $1.87 for 2010, 2009 and 2008, respectively. The Sharing Price was $2.43, $2.40 and $2.30 per MMBtu in 2010, 2009 and 2008, respectively. As of December 31, 2010, the Working Interest Owners had no accumulated Price Credits and had not exercised their right to discontinue the Minimum Price commitment.
No Price Credits were deducted in calculating the purchase price related to Net Proceeds during the three years ended December 31, 2010. As a result the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2010, 2009 and 2008 were reduced by $2.5 million, $3.0 million and $10.1 million, respectively.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted for inflation ($0.331, $0.327 and $0.314 per MMBtu for 2010, 2009, and 2008, respectively),

Torch Energy Royalty Trust
plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During the years ended December 31, 2010, 2009 and 2008, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2010, 2009 and 2008 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $1.0 million, $1.0 million and $1.4 million for 2010, 2009 and 2008, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
Item 14. Principal Accountant Fees and Services.
UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.
The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to UHY. Any pre-approval of services performed by UHY and related fees is granted by the Trustee. The outside auditors are appointed and engaged by the Trust. Fees for services performed by UHY for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit Fees	$110,000	$100,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$110,000	$100,000

Torch Energy Royalty Trust
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1.	Financial Statements
Torch Energy Royalty Trust
Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2010 and 2009

Statements of Distributable Income for the Years Ended December 31, 2010, 2009 and 2008

Statements of Changes in Trust Corpus for the Years Ended December 31, 2010, 2009 and 2008

Notes to Financial Statements
2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3.	Exhibits
Exhibit

Number Exhibit
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
	4.1 —	Form of Torch Energy Royalty Trust Agreement.*
	4.2 —	Form of Louisiana Trust Agreement.*
	4.3 —	Specimen Trust Unit Certificate.*
	4.4 —	Designation of Ancillary Trustee.*

10.	Material Contracts.
	10.1 —	Purchase Agreement between TRC, Velasco and TEMI.*
	10.2 —	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd.*
	10.3 —	Amendment to Gas Gathering Agreement.*
	10.4 —	Water Gathering and Disposal Agreement and First Amendment between Torch
Energy Associates, Ltd. and Velasco.*
	10.5 —	Form of Texas Conveyance.*
	10.6 —	Form of Louisiana Conveyance.*
	10.7 —	Form of Alabama Conveyance.*
	10.8 —	Standby Performance Agreement between Torch and the Trust.*
	10.9 —	Amendment to Water Gathering Contract.*
	10.10 —	First Amendment to Oil and Gas Purchase Contract (previously filed on form 10-Q for the quarter ended September 30, 1994). *
	10.11 —	Second amendment to Water Gathering and Disposal Agreement (previously filed on Form
8-K on February 11, 2008).**

Torch Energy Royalty Trust

23.	Consents of Experts and Counsel.
	23.1 —	Consent of T.J. Smith & Company, Inc.
	23.2 —	Consent of Netherland, Sewell and Associates, Inc.
	23.3 —	Consent of Watkins Meegan LLC

31.	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1 —	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications.
	32.1 —	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.

**	Incorporated by reference from Form 8-K dated February 11, 2008.

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