Form 10-Q
period 2011-03-31
TORCH ENERGY ROYALTY TRUST
filed 2011-05-23
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented

TORCH ENERGY ROYALTY TRUST
not misleading. These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2011 and December 31, 2010, the distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	March 31,
	2011	December 31, 2010
	(Unaudited)
ASSETS

Cash reserve	$2,644	$2,486
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $169,247 and $168,867 at March 31, 2011 and December 31, 2010, respectively)	11,353	11,733

	$13,997	$14,219

LIABILITIES AND TRUST CORPUS

Trust expense payable	$465	$367
Trust corpus	13,532	13,852

	$13,997	$14,219

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net profits income	$466	$450
Infill well proceeds	—	75

	466	525
General and administrative expenses	406	144

Distributable income	$60	$381

Distributable income per Unit (8,600 Units)	$0.01	$0.04

Distributions per Unit	$0.00	$0.00

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Trust corpus, beginning of period	$13,852	$13,174
Amortization of Net Profits Interests	(380)	(486)
Distributable income	60	381
Distributions to Unitholders	—	—

Trust corpus, end of period	$13,532	$13,069

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
In connection with the formation of the Trust, TRC and Velasco contracted to sell the oil and natural gas production from the Underlying Properties to Torch Energy Marketing Inc. (“TEMI”), a subsidiary of Torch, under a purchase contract (“Purchase Contract”)

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
which expired upon termination of the Trust on January 29, 2008 (“Termination Date”). See Note 5, Related Party Transactions: Marketing Arrangements, for oil and natural gas pricing information pertaining to the Underlying Properties. The Working Interest Owners receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the termination of the Trust, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a non-interest bearing cash reserve account (“Cash Reserve”) following the Trust’s termination for certain actual, contingent and uncertain liabilities of the Trust. See Note 4, Distributions and Income Computations, for additional information concerning the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.
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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system. Failure of the Trust to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. A delisting of the Trust’s Units may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the Units.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2011 and 2010 are derived from oil and natural gas production sold during the three-month periods ended December 31, 2010 and 2009, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At March 31, 2011 and 2010, no impairment was deemed necessary.

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
4. Distributions and Income Computations
Each quarter the amount of cash available for distribution to Unitholders (the “Quarterly Distribution Amount”) is generally equal to the excess, if any, of the cash received by the Trust, on the last day of the second month following the previous calendar quarter (or the next business day thereafter) ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter, subject to adjustments for changes made by the Trustee during such quarter in the Cash Reserve established for the payment of actual, contingent and uncertain liabilities of the Trust. Based on the payment procedures relating to the Net Profits Interest, cash received by the Trust on the last day of the second month of a particular quarter from the Net Profits Interests generally represents proceeds from the sale of oil and natural gas produced from the Underlying Properties during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month of the calendar quarter unless such day is not a business day, in which case the record date is the next business day thereafter. The Trust historically distributed the Quarterly Distribution Amount within approximately 10 days after the record date to each person who was a Unitholder of record on the associated record date; however, the Trust has made no cash distributions to unitholders since June, 2009.
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During each of the three months ended March 31, 2011 and 2010, the Trust received cash payments totaling $466,000 and $549,000 (which included $24,000 that was classified as restricted cash during the quarterly period ending March 31, 2010), respectively, from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended December 31, 2010 and 2009.
The Trust allocated $466,000 and $525,000 of the net profits income received by the Trust during each of the three-month periods ended March 31, 2011 and March 31, 2010 into the Cash Reserve and is classified as net profits income in the Trust’s statements of distributable income during such periods. The Cash Reserve as of March 31, 2011 and December 31, 2010 was $2.6 million and $2.5 million, respectively. No

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
cash distributions were made to Unitholders during the three months ended March 31, 2011 and 2010.
During the three years ended December 31, 2010, the Trust received cash payments totaling $1.5 million from a certain working interest owner with respect to the Infill Wells which was classified as restricted cash prior to December 31, 2010 due to potential overpayment (“Restricted Infill Well Net Proceeds”). On December 31, 2010, the Trust determined that the Restricted Infill Well Net Proceeds were rightly owned by the Trust. Accordingly, on December 31, 2010, the Trust allocated the Restricted Infill Well Net Proceeds into the Cash Reserve, decreased Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well proceeds included in the statement of distributable income. Cash payments of $24,000 were received by the Trust during the three months ended March 31, 2010 with respect to the Restricted Infill Well Net Proceeds. Such amount was classified as restricted cash at March 31, 2010 and was thus excluded from Infill Well proceeds included in distributable income during the three months ended March 31, 2010.
Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust in 2010 were adjusted downward by $826,000 (including $70,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Field (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead natural gas volumes for certain wells in the Austin Chalk Field in computing Net Proceeds due to the Trust. The Austin Chalk Gas Volume Adjustment utilized actual wellhead natural gas sales volumes and resulted in 198 MMcf downward adjustment to natural gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Field, of which 6.4 MMcf pertained to net profit income calculations pertaining to Net Proceeds received by the Trust during the three months ended March 31, 2010. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Austin Chalk Gas Volume Adjustment reduced Net Proceeds paid to the Trust during the nine months ended December 31, 2010 and did not impact Net Proceeds received by the Trust during the three months ended March 31, 2011 and 2010. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.

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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 and $1.95 for 2010 and 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.43 and $2.40 for 2010 and 2009 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
month periods ended March 31, 2011 and 2010 were reduced by $0.4 million and $0.5 million, respectively. As of March 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.331 and $0.327 per MMBtu for such fees pertaining to 2010 and 2009 natural gas sales, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During each of the three-month periods ended March 31, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended December 31, 2010 and 2009, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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
Services fees paid by the Trust to Torch during each of the three-month periods ended March 31, 2011 and 2010 were $0.1 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $58,000 and $59,000 during the three months ended March 31, 2011 and 2010, respectively.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Additionally, the Trustee receives a transfer agency fee of $5.00 annually per account (minimum of $15,000 annually), subject to change each December, beginning December 1994, based upon the change in the Producer’s Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued.
Total administrative and transfer agent fees charged by the Trustee for services performed during the three months ended March 31, 2011 and 2010 were $40,000 and $25,000, respectively.
6. Trust Expense Payable
The Trust expense payable at March 31, 2011 and December 31, 2010 was $0.5 million and $0.4 million, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.
7. Subsequent Events
Except as set forth below, no events occurred from March 31, 2011 to the date of this filing that are reportable pursuant to FASB ASC 855.
On February 23, 2011, the Trust announced that the Trust and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle litigation filed by the derivative plaintiff on the Trust’s behalf, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), in the Circuit Court of Tuscaloosa County, Alabama. The Trust also sent on February 23, 2011, the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear to the Trust’s unitholders of record as of February 11, 2011, as required by the Settlement.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
The Alabama Circuit Court of Tuscaloosa County, Alabama convened a hearing on the settlement on April 11, 2011 (the “Settlement Hearing”). At the Settlement Hearing, the Court determined whether or not (i) to approve the Settlement as memorialized in the proposed Settlement and Release Agreement with Constellation Energy Partners LLC, and (ii) to approve an Order ending this derivative action.
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
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended March 31, 2011 and 2010 is derived from actual oil and natural gas produced during the three months ended December 31, 2010 and 2009, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements

	Three Months Ended March 31,
	2011		2010
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	529	145,360	603	160,365
Robinson’s Bend Field	—	367,032	—	374,732
Cotton Valley Fields	402	106,883	191	121,678
Austin Chalk Fields	1,184	12,941	3,758	54,367 (a)

	2,115	632,216	4,552	711,142

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the quarter ended March 31, 2011 and 2010 by 0 MMcf and 6 MMcf, respectively. See Note 4 to the Trust’s financial statements for additional information.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
For the three months ended March 31, 2011, net profits income was $466,000, up 4% from net profits income of $450,000 for the same period in 2010. In 2010, favorable variances with respect to lease operating expenses and capital expenditures were offset by unfavorable oil and natural gas sales volumes variances.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended March 31, 2011 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended December 31, 2010, costs and expenses exceeded gross revenues by approximately $0.8 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of March 31, 2011 (pertaining to production through December 31, 2010), the Robinson’s Bend Cumulative Deficit was approximately $7.0 million.
Natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 265,184 Mcf and 336,410 Mcf during the three months ended December 31, 2010 and 2009, respectively. The decrease in natural gas production in the Chalkley and Cotton Valley Fields is a result of normal production declines. The decrease in natural gas production in the Austin Chalk Fields is a result of normal production declines combined with natural gas sales volumes for the three

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
months ended December 31, 2009 being based on estimates which were subsequently revised using actual wellhead natural gas sales volumes. See Note 4 of the Trust financial statements for additional information concerning the Austin Chalk Gas Volume Adjustment.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 367,032 Mcf and 374,732 Mcf during the three months ended December 31, 2010 and 2009, respectively. Oil production attributable to the Underlying Properties for the three months ended December 31, 2010 and 2009 was 2,115 Bbls and 4,552 Bbls, respectively. Natural gas and oil production decreased during the current period as a result of normal production declines.
During the three months ended March 31, 2011, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.04 per MMBtu as compared to $3.16 per MMBtu for the three months ended March 31, 2010. During the three months ended March 31, 2011, the average price used to calculate Net Proceeds for oil was $75.80 per Bbl as compared to $67.90 per Bbl for the three months ended March 31, 2010.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.97 and $1.95 for 2010 ad 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.43 and $2.40 for 2010 and 2009, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended March 31, 2011 and 2010. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
three-month periods ended March 31, 2011 and 2010 by $0.4 million and $0.5 million, respectively.
During the three months ended March 31, 2010, the Trust recognized Infill Well income of $75,000 with respect to the Cotton Valley Fields Infill Wells. Such Infill Well income is net of $24,000 of Restricted Cash Infill Well Net Proceeds. See Note 4 to the Trust financial statements for additional information. The Trust received no Infill Well Net Proceeds during the three months ended March 31, 2011, and thus, recognized no Infill Well income during the three months ended March 31, 2011 in accordance with the modified cash basis of accounting. See Note 2 to the Trust’s financial statements for additional information concerning the Trust’s method of accounting. The Infill Wells are located in the Cotton Valley Fields and are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the three months ended March 31, 2011 and 2010 totaled $0.4 million and $0.8 million, respectively. Net Proceeds during the three months ended March 31, 2010 were reduced by $0.2 million for recompletion costs of a well located in the Austin Chalk Fields. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field during each three-month period ended March 31, 2011 and 2010.
General and administrative expenses amounted to $0.4 million and $0.1 million respectively, for the three months ended March 31, 2011 and 2010, respectively. Legal expenses during the three months ended March 31, 2011 were $0.2 million greater than the same period in 2010 as a result of increased fees pertaining to the Trust’s wind-down and SEC reporting related matters. During each of the three-month periods ended March 31, 2011 and 2010, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During each of the three-month periods ended March 31, 2011 and 2010, the Trust received cash payments totaling $0.5 million from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended March 31, 2010 is $24,000 paid to the Trust by a certain working interest owner that was classified as restricted cash at March 31, 2010 due to potential overpayment. See Note 4 of the Trust’s financial statements for additional information concerning restricted cash. Cash payments received by the Trust during the three months ended March 31, 2011 and 2010 mainly pertain to net profits income

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
attributable to production from the Underlying Properties during the three months ended December 31, 2010 and 2009, respectively.
The Trust allocated $0.5 million of net profits income received by the Trust during each of the three-month periods ended March 31, 2011 and March 31, 20010 into the Cash Reserve. The Cash Reserve as of March 31, 2011 and December 31, 2010 was $2.6 million and $2.5 million, respectively.
The foregoing resulted in distributable income of $60,000, or $0.01 per Unit, for the three months ended March 31, 2011 as compared to $381,000, or $0.04 per Unit, for the three months ended March 31, 2010. No cash distributions were made to the Unitholders during each of the three-month periods ended March 31, 2011 and 2010.
Net profits income received by the Trust during the three-month periods ended March 31, 2011 and 2010, mainly derived from production sold during the three months ended December 31, 2010 and 2009, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields	Bend Field	Total
Oil and natural gas revenues	$969	$948	$1,917	$1,385	$1,024	$2,409

Direct operating expenses:
Lease operating expenses and property tax	398	1,709	2,107	564	1,721	2,285
Severance tax	66	61	127	113	70	183

	464	1,770	2,234	677	1,791	2,468

Net proceeds before capital expenditures	505	(822)	(317)	708	(767)	(59)
Capital expenditures	14	2	16	234	—	234

Net proceeds	491	(824)	(333)	474	(767)	(293)
Net profits percentage	95%	— (a)	—	95%	— (a)	—

Net profits income	$466	$—	$466	$450	$—	$450

(a)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the three-month periods ended March 31, 2011 and 2010.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was adjusted annually for inflation and was $1.97 and $1.95 for 2010 and 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.43 and $2.40 for 2010 and 2009 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of March 31, 2011.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

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

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST
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
Bruce L. Bisson
Vice President
Date: May 23, 2011
     (The Trust has no employees, directors or executive officers.)