Form 10-Q
period 2011-06-30
TORCH ENERGY ROYALTY TRUST
filed 2011-08-11
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
302/636-6435
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
Yes ☐ No ☑
As of June 30, 2011, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2011 and December 31, 2010, the distributable income and changes in trust

TORCH ENERGY ROYALTY TRUST
corpus for the three-month and six-month periods ended June 30, 2011 and 2010 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash	$2,564	$2,486

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $169,596 and $168,867 at June 30, 2011 and December 31, 2010, respectively	11,004	11,733

	$13,568	$14,219

LIABILITIES AND TRUST CORPUS

Trust expense payable	$167	$367

Trust corpus	13,401	13,852

	$13,568	$14,219

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net profits income	$447	$60	$913	$510

Infill well proceeds	113	107	113	182

	560	167	1,026	692

General and administrative expenses	342	274	748	418

Interest expense	—	60	—	60

Distributable income\(loss)	$218	$(167)	$278	$214

Distributable income\(loss) per Unit (8,600 Units)	$0.03	$(0.02)	$0.03	$0.02

Distributions per Unit	$0.00	$0.00	$0.00	$0.00

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$13,532	$13,069	$13,852	$13,174

Amortization of Net Profits Interests	(349)	(149)	(729)	(635)

Distributable income\(loss)	218	(167)	278	214

Distributions to Unitholders	—	—	—	—

Trust corpus, end of period	$13,401	$12,753	$13,401	$12,753

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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”), the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e). The Trust reported on August 4, 2011 on Form 8-K and then on August 5, 2011 on Form 8-K/A that the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of the net profit interests of the Trust pursuant to an agreement with PLS, Inc., a Texas corporation. No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the price that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system. Failure of the Trust to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. A delisting of the Trust’s Units may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the Units.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2011 and 2010 are derived from oil and natural gas production sold during the three-month and six-month periods ended March 31, 2011 and 2010, respectively. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At June 30, 2011 and 2010, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended June 30, 2011 the Trust received cash payments totaling $560,000 from the Working Interest Owners of the Underlying Properties mainly pertaining to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2011. Cash payments received by the Trust during the three months ended June 30, 2010 from the Working Interest Owners totaled $162,000. Such payments were net of $60,000 of interest expense and included $55,000 that was classified as restricted cash during the quarterly period ending June 30, 2010. Cash payments received by the Trust during the quarter ended June 30, 2010 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31,

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
2010 net of a $543,000 downward adjustment as a result of the Austin Chalk gas volume adjustment which is discussed below in this footnote.
The Trust allocated $560,000 and $107,000 (net of $60,000 of interest expense) of the net profits income and Infill Well proceeds received by the Trust during three-month periods ended June 30, 2011 and 2010 into the Cash Reserve and is classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income during such periods. The Cash Reserve as of June 30, 2011 and December 31, 2010 was $2.6 million and $2.5 million, respectively. No cash distributions were made to Unitholders during the three months ended June 30, 2011 and 2010.
During the three years ended December 31, 2010, the Trust received cash payments totaling $1.5 million from a certain working interest owner with respect to the Infill Wells which was classified as restricted cash prior to December 31, 2010 due to potential overpayment (“Restricted Infill Well Net Proceeds”). On December 31, 2010, the Trust determined that the Restricted Infill Well Net Proceeds were rightly owned by the Trust. Accordingly, on December 31, 2010, the Trust allocated the Restricted Infill Well Net Proceeds into the Cash Reserve, decreased Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well proceeds included in the statement of distributable income. Cash payments of $55,000 were received by the Trust during the three months ended June 30, 2010 with respect to the Restricted Infill Well Net Proceeds. Such amount was classified as restricted cash at June 30, 2010 and was thus excluded from Infill Well proceeds included in distributable income during the three months ended June 30, 2010.
Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust during the three and six months ended June 30, 2010 were adjusted downward by $543,000 (excluding $60,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Field (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead natural gas volumes for certain wells in the Austin Chalk Field in computing Net Proceeds due to the Trust. The Austin Chalk Gas Volume Adjustment utilized actual wellhead natural gas sales volumes and resulted in a 174 MMcf downward adjustment to natural gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Field, of which 6 MMcf pertained to net profit income calculations pertaining to Net Proceeds received by the Trust during the six months ended June 30, 2010. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Austin Chalk Gas Volume Adjustment did not impact Net Proceeds received by the Trust during the three-

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
month and six-month periods ended June 30, 2011. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99,

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
$1.97 and $1.95 for 2011, 2010 and 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-month periods ended June 30, 2011 and 2010 were reduced by $0.5 million and $0.9 million, respectively. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the six-month periods ended June 30, 2011 and 2010 by $0.9 million and $1.4 million, respectively. As of June 30, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.335, $0.331 and $0.327 per MMBtu for such fees pertaining to 2011, 2010 and 2009 natural gas sales, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
During each of the three-month periods ended June 30, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended March 31, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million and $0.3 million, respectively. During each of the six-month periods ended June 30, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during each of the six-month periods ended March 31, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.4 million and $0.5 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.
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
Services fees paid by the Trust to Torch during each of the three-month periods ended June 30, 2011 and 2010 were $0.1 million. Services fees paid by the Trust to Torch during each of the six-month periods ended June 30, 2011 and 2010 were $0.2 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $58,000 and $59,000

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
during the three months ended June 30, 2011 and 2010, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $117,000 during each six-month period ended June 30, 2011 and 2010.
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
Total administrative and transfer agent fees charged by the Trustee for services performed during the three months ended June 30, 2011 and 2010 were $24,000 and $25,000, respectively. Total administrative and transfer agent fees charged by the Trustee for services performed during the six months ended June 30, 2011 and 2010 were $63,000 and $50,000, respectively.
6. Trust Expense Payable
The Trust expense payable at June 30, 2011 and December 31, 2010 was $0.2 million and $0.4 million, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.
7. Subsequent Events
Except as set forth below, no events occurred from June 30, 2011 to the date of this filing that are reportable pursuant to FASB ASC 855.
On February 23, 2011, the Trust announced that the Trust and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle litigation filed by the derivative plaintiff on the Trust’s behalf, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), in the

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Circuit Court of Tuscaloosa County, Alabama. The Trust also sent on February 23, 2011, the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear to the Trust’s unitholders of record as of February 11, 2011, as required by the Settlement.
As disclosed in the Trust’s Form 8-K on February 23, 2011, the Trust announced that it and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle certain claims in the litigation, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), filed in the Circuit Court of Tuscaloosa County, Alabama (“Court”) by the derivative plaintiff on the Trust’s behalf (the “Settlement”). Also as disclosed on the Trust’s Form 8-K on April 18, 2011, the Court approved in all respects the Settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Court acknowledged receiving the report from counsel for Wilmington Trust Company, not in its individual capacity but solely as the Trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the proposed Settlement and Release Agreement is fair, reasonable and adequate. The parties had agreed that the proposed Settlement and Release Agreement shall become effective on the date on which the Order and Final Judgment becomes final and unappealable, which absent appeal, was anticipated to be June 13, 2011.
As of June 14, 2011, the Trust believes that no appeal had been filed with the Court. Therefore, the Trust believes by its terms the Settlement and Release Agreement by and among the Trust, derivative unitholder plaintiff and Constellation Energy Partners LLC has an effective date of June 13, 2011. As provided in the Settlement and Release Agreement, the derivative plaintiff and the Trust agreed to settle the claims against Constellation Energy Partners LLC in the derivative action, and to enter into mutual, general releases with Constellation Energy Partners LLC in return for (i) a payment of one million two hundred thousand United States dollars ($1,200,000) to the derivative plaintiff by Robinson’s Bend Production, II (“RBP II”), which is a Delaware limited liability company and an affiliate of Constellation Energy Partners LLC, to reimburse the derivative plaintiff for the legal fees and expenses it incurred in prosecuting the derivative action, (ii) an irrevocable bid by RBP II of not less than one million United States dollars ($1,000,000) for its purchase from the Trust of the net overriding royalty interest (“Alabama NORRI”), when such Alabama NORRI is separately offered for sale by the Trust at public auction within 180 days of the effective date of the Settlement, with such bid amount to be deposited by RBP II in a third-party escrow account pending the public auction, and (iii) a third amendment to that certain Water Gathering and Disposal Agreement providing that, for a period of ten years commencing on July 1, 2011, the charges for the gathering, separation, and disposal of water from oil and gas

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
wells located in Tuscaloosa County, Alabama that are owned and operated by RBP II (“Wells”) shall be fifty-three cents ($0.53) per barrel of water. RBP II had charged one United States dollar ($1.00) per barrel of water for the gathering, separation, and disposal of such water from the Wells since the termination date of the Trust.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended June 30, 2011 and 2010 is derived from actual oil and natural gas produced during the three months ended March 31, 2011 and 2010, respectively. Net Proceeds attributable to the Underlying Properties for the six months ended June 30, 2011 and 2010 is derived from actual oil and natural gas produced during the three months ended March 31, 2011 and 2010, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended June 30,
	2011		2010
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	470	131,537	663	151,048
Robinson’s Bend Field	—	348,652	—	355,905
Cotton Valley Fields	283	100,187	401	95,389
Austin Chalk Fields	1,316	10,617	2,047	20,749	(a)

	2,069	590,993	3,111	623,091

	Six Months Ended June 30,
	2011		2010
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural gas
Chalkley Field	999	276,897	1,266	311,413
Robinson’s Bend Field	—	715,684	—	730,637
Cotton Valley Fields	685	207,070	592	217,067
Austin Chalk Fields	2,500	23,558	5,805	75,116	(a)

	4,184	1,223,209	7,663	1,334,233

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during each of the three-month and six-month periods ended March 31, 2010 by 6 MMcf. Gas sales attributable to the Underlying Properties in the Austin Chalk field during the three-month and six-month periods ended March 31, 2011 were not affected by the Austin Chalk Gas Volume Adjustment. See Note 4 to the Trust’s financial statements for additional information.

TORCH ENERGY ROYALTY TRUST
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
For the three months ended June 30, 2011, net profits income was $447,000, or $387,000 greater than net profits income of $60,000 for the same period in 2010. Such increase is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the quarter ended June 30, 2010 by $0.5 million. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended June 30, 2011 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended March 31, 2011, costs and expenses exceeded gross revenues by approximately $0.8 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2011 (pertaining to production through March 31, 2011), the Robinson’s Bend Cumulative Deficit was approximately $7.8 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 242,341 Mcf and 267,186 Mcf during the three months ended March 31, 2011 and 2010, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the quarter ended June 30, 2010, decreased gas volumes included in net profits income calculations during the quarter ended June 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk Gas Volume Adjustment.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 348,652 Mcf and 355,905 Mcf during the three months ended March 31, 2011 and 2010, respectively. Oil production attributable to the Underlying Properties for the three months ended March 31, 2011 and 2010 was 2,069 Bbls and 3,111 Bbls, respectively. Oil production decreased during 2011 as a result of normal production declines.
During the three months ended June 30, 2011, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.22 per MMBtu as compared to $3.79 per MMBtu for the three months ended June 30, 2010. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the three months ended June 30, 2011, the average price used to calculate Net Proceeds

TORCH ENERGY ROYALTY TRUST
for oil was $84.82 per Bbl as compared to $71.13 per Bbl for the three months ended June 30, 2010.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 production, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended June 30, 2011 and 2010. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three months ended June 30, 2011 and 2010 by $0.5 million and $0.9 million, respectively.
During each of the three-month periods ended June 30, 2011 and 2010, the Trust recognized $0.1 million of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended June 30, 2011 and 2010 totaled $0.4 million and $0.5 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million and 1.7 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each three-month period ended June 30, 2011 and 2010, respectively.
General and administrative expenses amounted to $0.3 million for each of the three- month periods ended June 30, 2011 and 2010. Such general and administrative

TORCH ENERGY ROYALTY TRUST
expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the three months ended June 30, 2011 and June 30, 2010, the Trust received cash payments totaling $560,000 and $162,000 (net of $60,000 of interest expense), respectively, from the Working Interest Owners of the Underlying Properties. Included in cash payments received by the Trust during the three months ended June 30, 2010 is $55,000 paid to the Trust by a certain working interest owner that was classified as restricted cash due to potential overpayment. See Note 4 of the Trust’s financial statements for additional information concerning restricted cash. Cash payments received by the Trust during the three months ended June 30, 2010 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2010, net of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements. Cash payments received by the Trust during the three months ended June 30, 2011 mainly pertain to net profits income attributable to production from the Underlying Properties during the three months ended March 31, 2011. During the three months ended June 30, 2011 and 2010, $560,000 and $107,000, respectively, of cash payments received by the Trust were allocated into the Cash Reserve.
The foregoing resulted in a distributable income of $0.2 million, or $0.03 per Unit, for the three months ended June 30, 2011 as compared to distributable loss for the three months ended June 30, 2010 of $0.2 million, or $0.02 per Unit. No cash distributions were made to the Unitholders during each of the three-month periods ended June 30, 2011 and 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
For the six months ended June 30, 2011, net profits income was $0.9 million, up 80% from net profits income of $0.5 million for the same period in 2010. Such increase is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the six months ended June 30, 2010 by $0.5 million. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the six months ended June 30, 2011 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six months ended March 31, 2011, costs and expenses exceeded gross revenues by approximately $1.6 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of June 30, 2011 (pertaining to production through March 31, 2011), the Robinson’s Bend Cumulative Deficit was approximately $7.8 million.

TORCH ENERGY ROYALTY TRUST
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 507,525 Mcf and 603,596 Mcf during the six months ended March 31, 2011 and 2010, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the six months ended June 30, 2010, decreased gas volumes included in net profits income calculations during the six months ended June 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk Gas Volume Adjustment.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 715,684 Mcf and 730,637 Mcf during the six months ended March 31, 2011 and 2010, respectively. Oil production attributable to the Underlying Properties for the six months ended March 31, 2011 and 2010 was 4,184 Bbls and 7,663 Bbls, respectively.
During the six months ended June 30, 2011, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.13 per MMBtu as compared to $3.45 per MMBtu for the six months ended June 30, 2010. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the six months ended June 30, 2011, the average price used to calculate Net Proceeds for oil was $80.26 per Bbl as compared to $69.21 per Bbl for the six months ended June 30, 2010.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 production, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 MMBtu for 2011, 2010 and 2009 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to

TORCH ENERGY ROYALTY TRUST
discontinue the Minimum Price commitment, pursuant to each Conveyance. As of June 30, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six months ended June 30, 2011 and 2010. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six months ended June 30, 2011 and 2010 by $0.9 million and $1.4 million, respectively.
During the six months ended June 30, 2011 and 2010, the Trust recognized Infill Well income of $113,000 and $182,000, respectively, pertaining to Infill Wells located in the Cotton Valley Fields. Such Infill Wells are operated by Samson Lone Star Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the six-month periods ended June 30, 2011 and 2010 totaled $0.8 million and $1.3 million, respectively. Costs incurred in 2010 were greater than 2011 mainly as a result of capital expenditures pertaining to a workover of a certain well in the Austin Chalk Fields. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.3 million and $3.5 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the six months ended June 30, 2011 and 2010, respectively.
General and administrative expenses amounted to $0.7 million and $0.4 million, respectively, for the six months ended June 30, 2011 and 2010. The increase in general and administrative expenses in 2011 is primarily a result of increased legal fees pertaining to the Trust’s wind-down and SEC reporting matters. During each of the six-month periods ended June 30, 2011 and 2010, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the six months ended June 30, 2011 and 2010, the Trust received cash payments totaling $1.0 million and $0.7 million (net of $60,000 of interest expense), respectively, from the Working Interest Owners of the Underlying Properties. Included in cash receipts during the six months ended June 30, 2010 is $0.1 million paid to the Trust by a certain working interest owner that was classified as restricted cash at June 30, 2010 due to potential overpayment. See Note 4 of the Trust’s financial statements for additional information concerning restricted cash. Cash payments received by the Trust during the six months ended June 30, 2011 mainly pertain to net profits income attributable to production from the Underlying Properties during the six months ended March 31, 2011. Cash payments received by the Trust during the six months ended June 30, 2010 pertain to net profits income attributable to production from the

TORCH ENERGY ROYALTY TRUST
Underlying Properties during the six months ended March 31, 2010, net of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements.
The Trust allocated $1.0 million and $0.1 million of net profit income received by the Trust during the six months ended June 30, 2011 and 2010, respectively, into the Cash Reserve. The Cash Reserve as of June 30, 2011 and December 31, 2010 was $2.6 million and $2.5 million, respectively.
The foregoing resulted in distributable income of $0.3 million, or $0.03 per Unit, for the six months ended June 30, 2011, as compared to $0.2 million, or $0.02 per Unit, for the same period in 2010. No cash distributions were made to the Unitholders during the six months ended June 30, 2011 and 2010.
Net profits income received by the Trust during the three and six month periods ended June 30, 2011 and 2010, derived from production sold during the three and six months ended March 31, 2011 and 2010, respectively, was computed as shown in the following table (in thousands):

TORCH ENERGY ROYALTY TRUST

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields (a)	Bend Field	Total
Oil and natural gas revenues	$956	$953	$1,909	$649	$1,165	$1,814

Direct operating expenses:
Lease operating expenses and property tax	394	1,635	2,029	424	1,730	2,154
Severance tax	61	70	131	120	92	212
	455	1,705	2,160	544	1,822	2,366

Net proceeds before capital expenditures	501	(752)	(251)	105	(657)	(552)
Capital expenditures	30	—	30	42	—	42

Net proceeds	471	(752)	(281)	63	(657)	(594)
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$447	$—	$447	$60	$—	$60

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields (a)	Bend Field	Total
Oil and natural gas revenues	$1,924	$1,901	$3,825	$2,034	$2,189	$4,223

Direct operating expenses:
Lease operating expenses and property tax	792	3,344	4,136	988	3,451	4,439
Severance tax	127	131	258	233	162	395

	919	3,475	4,394	1,221	3,613	4,834

Net proceeds before capital expenditures	1,005	(1,574)	(569)	813	(1,424)	(611)
Capital expenditures	44	2	46	276	—	276

Net proceeds	961	(1,576)	(615)	537	(1,424)	(887)
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$913	$—	$913	$510	$—	$510

(a)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income during each of the three-month and six-month periods ended June 30, 2010 by $543,000. See Note 4 to the Trust’s financial statements for additional information.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was adjusted annually for inflation and was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2011.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that

TORCH ENERGY ROYALTY TRUST
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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

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

TORCH ENERGY ROYALTY TRUST
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

TORCH ENERGY ROYALTY TRUST
other information regarding the Trust on its 2007, 2008 and 2009 Annual Report on Form 10-K filed with the SEC and its Current Reports on Form 8-K filed with the SEC. The Unitholders are urged to read the above mentioned and all other filings by the Trust with the SEC carefully and in their entirety.
As disclosed in the Trust’s Form 8-K on February 23, 2011, the Trust announced that it and the derivative unitholder plaintiff reached an agreement in principle with Constellation Energy Partners LLC to settle certain claims in the litigation, captioned Trust Venture Company, LLC v. Constellation Energy Partners LLC (CV-2008-900751), filed in the Circuit Court of Tuscaloosa County, Alabama (“Court”) by the derivative plaintiff on the Trust’s behalf (the “Settlement”). Also as disclosed on the Trust’s Form 8-K on April 18, 2011, the Court approved in all respects the Settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Court acknowledged receiving the report from counsel for Wilmington Trust Company, not in its individual capacity but solely as the Trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the proposed Settlement and Release Agreement is fair, reasonable and adequate. The parties had agreed that the proposed Settlement and Release Agreement shall become effective on the date on which the Order and Final Judgment becomes final and unappealable, which absent appeal, was anticipated to be June 13, 2011.
As of June 14, 2011, the Trust believes that no appeal had been filed with the Court. Therefore, the Trust believes by its terms the Settlement and Release Agreement by and among the Trust, derivative unitholder plaintiff and Constellation Energy Partners LLC has an effective date of June 13, 2011. As provided in the Settlement and Release Agreement, the derivative plaintiff and the Trust agreed to settle the claims against Constellation Energy Partners LLC in the derivative action, and to enter into mutual, general releases with in return for (i) a payment of one million two hundred thousand United States dollars ($1,200,000) to the derivative plaintiff by Robinson’s Bend Production, II (“RBP II”), which is a Delaware limited liability company and an affiliate of Constellation Energy Partners LLC, to reimburse the derivative plaintiff for the legal fees and expenses it incurred in prosecuting the derivative action, (ii) an irrevocable bid by RBP II of not less than one million United States dollars ($1,000,000) for its purchase from the Trust of the net overriding royalty interest (“Alabama NORRI”), when such Alabama NORRI is separately offered for sale by the Trust at public auction within 180 days of the effective date of the Settlement, with such bid amount to be deposited by RBP II in a third-party escrow account pending the public auction, and (iii) a third amendment to that certain Water Gathering and Disposal Agreement providing that, for a period of ten years commencing on July 1, 2011, the charges for the gathering, separation, and disposal of water from oil and gas wells located in Tuscaloosa County, Alabama that are owned and operated by RBP II (“Wells”) shall be fifty-three cents ($0.53) per barrel of water. RBP II had charged one United States dollar ($1.00) per

TORCH ENERGY ROYALTY TRUST
barrel of water for the gathering, separation, and disposal of such water from the Wells since the termination date of the Trust. As previously disclosed on the Trust’s Form 8-K filed on January 31, 2008, the Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding units to terminate the Trust at the meeting of Unitholders held January 29, 2008. Pursuant to the Trust Agreement of the Trust, the “Termination Date” of the Trust is January 29, 2008.
Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. As the Trust was terminated by a vote of the Unitholders on the Termination Date, the Trustee anticipates it will continue to consult with the Trust’s and Trustee’s financial and legal advisors in preparing the sales process and obtaining the necessary information required for disclosure regarding the Units to carry out the sale requirement under Section 9.03(e) of the Trust Agreement. The Trust reported on August 4, 2011 on Form 8-K and then on August 5, 2011 on Form 8-K/A that the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of the net profit interests of the Trust pursuant to an agreement with PLS, Inc., a Texas corporation. No assurances can be given that the Trustee will be able to sell the Net Profits Interests or the price that will be used to calculate the Net Profits Interests to be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
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

TORCH ENERGY ROYALTY TRUST
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
Bruce L. Bisson
Vice President

Date: August 11, 2011
     (The Trust has no employees, directors or executive officers.)