Form 10-Q
period 2011-09-30
TORCH ENERGY ROYALTY TRUST
filed 2011-11-14
CIK 912030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of September 30, 2011, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

TORCH ENERGY ROYALTY TRUST

PART 1 — FINANCIAL INFORMATION
Item I. Financial Statements
This document includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements under “Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, reserve quantities and net present values of reserves of the Torch Energy Royalty Trust (“Trust”) and statements that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objectives”, “should” or similar expressions or variations are forward-looking statements. Torch Energy Advisors Incorporated (“Torch”) and the Trust can give no assurances that the assumptions upon which these statements are based will prove to be correct. Factors which could cause such forward looking statements not to be correct include, among others, the cautionary statements set forth in the Trust’s Annual Report on Form 10-K with the Securities Exchange Commission for the most recent fiscal year, cautionary statements contained in this report, including without limitation, risks and uncertainties relating to the proposed transactions relating to the sale of the Net Profits Interests (defined below), the volatility of oil and natural gas prices, future production costs, future oil and natural gas production quantities, operating hazards, and environmental conditions.
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
Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust

TORCH ENERGY ROYALTY TRUST
as of September 30, 2011 and December 31, 2010, the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2011 and 2010 have been included. All such adjustments are of a normal recurring nature. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
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

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(In thousands)

	September 30,
	2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$1,571	$2,486

Net profits interests in oil and natural gas properties (Net of accumulated amortization of $169,955 and $168,867 at September 30, 2011 and December 31, 2010, respectively	10,645	11,733

	$12,216	$14,219

LIABILITIES AND TRUST CORPUS

Trust expense payable	$355	$367

Trust corpus	11,861	13,852

	$12,216	$14,219

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except per Unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net profits income	$498	$337	$1,411	$847

Infill well proceeds and other income	103	130	216	313

	601	467	1,627	1,160

General and administrative expenses	320	349	1,068	768

Interest expense	—	—	—	60

Distributable income	$281	$118	$559	$332

Distributable income per Unit (8,600 Units)	$0.03	$0.01	$0.07	$0.04

Distributions per Unit	$0.17	$0.00	$0.17	$0.00

See notes to financial statements

TORCH ENERGY ROYALTY TRUST
STATEMENT OF CHANGES IN TRUST CORPUS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$13,401	$12,753	$13,852	$13,174

Amortization of Net Profits Interests	(359)	(371)	(1,088)	(1,006)

Distributable income	281	118	559	332

Distributions to Unitholders	(1,462)	—	(1,462)	—

Trust corpus, end of period	$11,861	$12,500	$11,861	$12,500

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
The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008. Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at public auction. The Trust was terminated by a vote of the Unitholders on January 29, 2008 (the “Termination Date”). The Trust reported on August 4, 2011 on Form 8-K and then on August 5, 2011 on Form 8-K/A that the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of the net profit interests of the Trust pursuant to an agreement with PLS, Inc., a Texas corporation. The Trust also reported on Form 8-K on November 4, 2011 that the Trust notified Robinson’s Bend Production II, LLC on November 3, 2011 that it was the successful bidder in the public auction of the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Robinson’s Bend formations in the Black Warrior Basin in Alabama. As was previously reported on Form 8-K on June 13, 2011, Robinson’s Bend Production II, LLC as part of the Settlement and Release Agreement made an irrevocable bid of not less than $1,000,000 for its purchase from the Trust of the net profits interests associated with the Robinson’s Bend formations. The transaction is subject to the negotiation and execution of mutually acceptable definitive agreements. The proposed transaction described above is anticipated to close before December 31, 2011.
In addition, on November 4, 2011, the Trust reported on Form 8-K that it issued a press release announcing that the Trust had entered into a non-binding letter of interest on November 2, 2011 with respect to the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Cotton Valley and Austin Chalk formations in Texas and the Chalkley field in Louisiana. The closing of any transaction is subject to due diligence, the negotiation and execution of mutually acceptable definitive agreements and the satisfaction of any conditions to closing set forth in those agreements. There can be no assurance that these discussions will lead to a transaction, or that the terms set forth in any definitive agreements will be consistent with the current expectations of the parties. The Trust anticipates that any proposed transaction with respect to the Texas and Louisiana fields described in this report would be consummated before December 31, 2011.
No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system. Failure of the Trust to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. A delisting of the Trust’s Units

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the Units.
2. Basis of Accounting, Significant Accounting Policies
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
-	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2011 and 2010 are derived from oil and natural gas production sold during the three-month and nine-month periods ended June 30, 2011 and 2010, respectively. General and administrative expenses are recognized on an accrual basis.

-	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

-	Distributions to Unitholders are recorded when declared by the Trustee.

-	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At September 30, 2011 and 2010, no impairment was deemed necessary.

-	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.
3. Federal Income Taxes and Texas State Margin Tax
Tax counsel has advised the Trust and Trustee that, under current tax law, the Trust is classified as a grantor trust for Federal income tax purposes and not an association

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three months ended September 30, 2011 the Trust received cash payments totaling $601,000 from the Working Interest Owners of the Underlying Properties which mainly pertained to net profits income attributable to production from the Underlying Properties during the three months ended June 30, 2011. Such amounts are classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income during the three-month period ended September 30, 2011. During the three-month period ended September 30, 2011, the Trust made a cash distribution to Unitholders totaling $1,462,000, or 17.00 cents per Unit. Such cash distribution included the release of $964,000 of the Trust’s Cash Reserve. The remaining portion of the cash distribution of $498,000 was derived from certain net profits income received by the Trust during the three-month period ended September 30, 2011.
Cash payments received by the Trust during the three months ended September 2010 from the Working Interest Owners totaled $589,000 and included $122,000 that was classified as restricted cash during the quarterly period ending September 30, 2010. Cash payments received by the Trust during the quarter ended September 30, 2010 mainly pertained to net profits income attributable to production from the Underlying Properties during the three months ended June 30, 2010. During the three-month period ended September 30, 2010, The Trust allocated $467,000 of the net profits income and Infill Well proceeds received by the Trust during the three-month period ended September 30, 2010 into the Cash Reserve and was classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income during such period. No cash distributions were made to Unitholders during the three months ended September 30, 2010. The Cash Reserve as of September 30, 2011 and December 31, 2010 was $1.6 million and $2.5 million, respectively.
During the three years ended December 31, 2010, the Trust received cash payments totaling $1.5 million from a certain working interest owner with respect to the Infill Wells which was classified as restricted cash prior to December 31, 2010 due to potential overpayment (“Restricted Infill Well Net Proceeds”). On December 31, 2010, the Trust

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
determined that the Restricted Infill Well Net Proceeds were rightly owned by the Trust. Accordingly, on December 31, 2010, the Trust allocated the Restricted Infill Well Net Proceeds into the Cash Reserve, decreased Trust expense payable on the Trust’s Statements of Assets, Liabilities and Trust Corpus and increased Infill Well proceeds included in the statement of distributable income. Cash payments of $122,000 were received by the Trust during the three months ended September 30, 2010 with respect to the Restricted Infill Well Net Proceeds. Such amount was classified as restricted cash at September 30, 2010 and was thus excluded from Infill Well proceeds included in distributable income during the three months ended September 30, 2010.
Gas revenues, net of applicable revenue deducts and before interest expense, included in Net Proceeds paid to the Trust during the nine months ended September 30, 2010 were adjusted downward by $752,000 (including $60,000 of interest expense) pertaining to net profits income generated by the Underlying Properties in the Austin Chalk Field (“Austin Chalk Gas Volume Adjustment”). The Austin Chalk Gas Volume Adjustment recouped overpayments to the Trust by TRC during the five year period ended December 31, 2009 which resulted from TRC utilizing estimated wellhead natural gas volumes for certain wells in the Austin Chalk Field in computing Net Proceeds due to the Trust. The Austin Chalk Gas Volume Adjustment utilized actual wellhead natural gas sales volumes and resulted in a 174 MMcf downward adjustment to natural gas sales volumes included in the net profits income calculations with respect to the Austin Chalk Field, of which 6 MMcf pertained to net profit income calculations pertaining to Net Proceeds received by the Trust during the nine months ended September 30, 2010. The Austin Chalk Gas Volume Adjustment did not affect oil revenues, severance taxes, lease operating expenses and capital expenditures included in Net Proceeds due to the Trust during the five year period ended December 31, 2009. The Austin Chalk Gas Volume Adjustment did not impact Net Proceeds received by the Trust during the three-month and nine-month periods ended September 30, 2011. The Trust, Trustee and the Trust’s service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk gas production volumes.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 natural gas sales, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during each of the three-month periods ended September 30, 2011 and 2010 were reduced by $0.5 million. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the nine-month periods ended September 30, 2011 and 2010 by $1.4 million and $1.9 million, respectively. As of September 30, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.
Under each Conveyance, natural gas volumes are determined at the wellhead. Therefore, Net Proceeds do not include any amounts received in connection with

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.335, $0.331 and $0.327 per MMBtu for such fees pertaining to 2011, 2010 and 2009 natural gas sales, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.
During each of the three-month periods ended September 30, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended June 30, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.2 million. During each of the nine-month periods ended September 30, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during each of the nine-month periods ended June 30, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.6 million and $0.7 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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
Services fees paid by the Trust to Torch during each of the three-month periods ended September 30, 2011 and 2010 were $0.1 million. Services fees paid by the Trust to Torch during each of the nine-month periods ended September 30, 2011 and 2010 were $0.3 million.
Operator Overhead Fees
A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 and $59,000 during the three months ended September 30, 2011 and 2010, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $172,000 and $177,000, respectively, during each nine-month period ended September 30, 2011 and 2010.
Compensation of the Trustee and Transfer Agent
The Trust Agreement provides that the Trustee be compensated for its administrative services, out of the Trust assets, in an annual amount of $80,000, plus an hourly charge for services in excess of a combined total of 250 hours annually at its standard rates. In

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
Total administrative and transfer agent fees charged by the Trustee for services performed during the three months ended September 30, 2011 and 2010 were $44,000 and $36,000, respectively. Total administrative and transfer agent fees charged by the Trustee for services performed during the nine months ended September 30, 2011 and 2010 were $107,000 and $86,000, respectively.
6. Trust Expense Payable
The Trust expense payable at September 30, 2011 and December 31, 2010 was $0.4 million at the end of each period. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.
7. Subsequent Events
Except as set forth below, no events occurred from September 30, 2011 to the date of this filing that are reportable pursuant to FASB ASC 855.
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

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
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
The Trust was terminated by a vote of the Unitholders on the Termination Date.
The Trust reported on August 4, 2011 on Form 8-K and then on August 5, 2011 on Form 8-K/A that the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of

TORCH ENERGY ROYALTY TRUST
Notes to Financial Statements
the net profit interests of the Trust pursuant to an agreement with PLS, Inc., a Texas corporation. The Trust also reported on Form 8-K on November 4, 2011 that the Trust notified Robinson’s Bend Production II, LLC on November 3, 2011 that it was the successful bidder in the public auction of the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Robinson’s Bend formations in the Black Warrior Basin in Alabama. As was previously reported on Form 8-K on June 13, 2011, Robinson’s Bend Production II, LLC as part of the Settlement and Release Agreement made an irrevocable bid of not less than $1,000,000 for its purchase from the Trust of the net profits interests associated with the Robinson’s Bend formations. The transaction is subject to the negotiation and execution of mutually acceptable definitive agreements. The proposed transaction described above is anticipated to close before December 31, 2011.
In addition, on November 4, 2011, the Trust reported on Form 8-K that it issued a press release announcing that the Trust had entered into a non-binding letter of interest on November 2, 2011 with respect to the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Cotton Valley and Austin Chalk formations in Texas and the Chalkley field in Louisiana. The closing of any transaction is subject to due diligence, the negotiation and execution of mutually acceptable definitive agreements and the satisfaction of any conditions to closing set forth in those agreements. There can be no assurance that these discussions will lead to a transaction, or that the terms set forth in any definitive agreements will be consistent with the current expectations of the parties. The Trust anticipates that any proposed transaction with respect to the Texas and Louisiana fields described in this report would be consummated before December 31, 2011.
No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system. Failure of the Trust to complete and file its SEC reports or failing to meet the minimum listing criteria of the NYSE could result in a suspension of the Trust’s listing and trading privileges. A delisting of the Trust’s Units may have a material adverse effect on the Trust, among other things reducing the liquidity and market price of the Units.

TORCH ENERGY ROYALTY TRUST
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three months ended September 30, 2011 and 2010 is derived from actual oil and natural gas produced during the three months ended June 30, 2011 and 2010, respectively. Net Proceeds attributable to the Underlying Properties for the nine months ended September 30, 2011 and 2010 is derived from actual oil and natural gas produced during the nine months ended June 30, 2011 and 2010, respectively. Oil and natural gas sales attributable to the Underlying Properties for such periods are as follows:

	Three Months Ended September 30,
	2011		2010
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural Gas
Chalkley Field	469	131,035	551	155,184
Robinson’s Bend Field	—	346,201	—	366,111
Cotton Valley Fields	299	106,182	234	111,779
Austin Chalk Fields	1,349	12,279	1,809	18,308 (a)

	2,117	595,697	2,594	651,382

	Nine Months Ended September 30,
	2011		2010
	Bbls	Mcf of	Bbls	Mcf of
	of Oil	Natural Gas	of Oil	Natural gas
Chalkley Field	1,468	407,932	1,817	466,597
Robinson’s Bend Field	—	1,061,885	—	1,096,748
Cotton Valley Fields	984	313,252	826	328,846
Austin Chalk Fields	3,849	35,837	7,614	93,424 (a)

	6,301	1,818,906	10,257	1,985,615

(a)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Such adjustment adversely affected gas sales attributable to the Underlying Properties in the Austin Chalk Fields during the three-month and nine-month periods ended June 30, 2010 by 0 MMcf and 6 MMcf, respectively. Gas sales attributable to the Underlying Properties in the Austin Chalk field during the three-month and nine-month periods ended June 30, 2011 were not affected by the Austin Chalk Gas Volume Adjustment. See Note 4 to the Trust’s financial statements for additional information.

TORCH ENERGY ROYALTY TRUST
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
For the three months ended September 30, 2011, net profits income was $498,000, or 48% greater than net profits income of $337,000 for the same period in 2010. Such increase is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the quarter ended September 30, 2010 by $149,000. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the three months ended September 30, 2011 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended September 30, 2011, costs and expenses exceeded gross revenues by approximately $0.9 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2011 (pertaining to production through June 30, 2011), the Robinson’s Bend Cumulative Deficit was approximately $8.7 million.
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 249,496 Mcf and 285,271 Mcf during the three months ended June 30, 2011 and 2010, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 346,201 Mcf and 366,111 Mcf during the three months ended June 30, 2011 and 2010, respectively. Oil production attributable to the Underlying Properties for the three months ended June 30, 2011 and 2010 was 2,117 Bbls and 2,594 Bbls, respectively. Oil production decreased during 2011 as a result of normal production declines.
During the three months ended September 30, 2011, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.32 per MMBtu as compared to $3.18 per MMBtu for the three months ended September 30, 2010. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the three months ended September 30, 2011, the average price used to calculate Net Proceeds for oil was $91.63 per Bbl as compared to $69.87 per Bbl for the three months ended September 30, 2010.
Prior to the Trust’s termination on January 29, 2008, TEMI deducted the Price Differential and was committed to pay a Minimum Price for natural gas. When TEMI

TORCH ENERGY ROYALTY TRUST
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 production, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the three months ended September 30, 2011 and 2010. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during each of the three months ended September 30, 2011 and 2010 by $0.5 million.
During each of the three-month periods ended September 30, 2011 and 2010, the Trust recognized $0.1 million of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended September 30, 2011 and 2010 totaled $0.4 million and $0.5 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.8 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for each three-month period ended September 30, 2011 and 2010, respectively.
General and administrative expenses amounted to $0.3 million for each of the three- month periods ended September 30, 2011 and 2010. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

TORCH ENERGY ROYALTY TRUST
During the three months ended September 30, 2011 and 2010, the Trust received cash payments totaling $601,000 and $589,000, respectively, from the Working Interest Owners of the Underlying Properties. Included in cash receipts during the three months ended September 30, 2010 is $122,000 paid to the Trust by a certain working interest owner which was classified as restricted cash at September 30, 2010 due to potential overpayment. See Note 4 of the Trust’s financial statements for additional information concerning restricted cash. Cash payments received by the Trust during the three months ended September 30, 2011 and 2010 mainly pertain to net profits income attributable to production during the three months ended June 30, 2011 and 2010, respectively.
The foregoing resulted in a distributable income of $0.3 million, or $0.03 per Unit, for the three months ended September 30, 2011 as compared to $0.1 million, or $0.01 per Unit, for the same period in 2010. During the three-month period ended September 30, 2010, the Trust made no cash distributions to Unitholders and allocated $467,000 of the net profits income and Infill Well proceeds received by the Trust during the three-month period ended September 30, 2010 into the Cash Reserve. During the three-month period ended September 30, 2011, the Trust made cash distributions to Unitholders totaling $1.5 million, or $0.17 per Unit. Such cash distributions included the release of $964,000 of the Trust’s Cash Reserve. The remaining portion of the cash distribution of $498,000 was derived from certain net profits income received by the Trust during the three-month period ended September 30, 2011. The Cash Reserve as of September 30, 2011 and December 31, 2010 was $1.6 million and $2.5 million, respectively.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
For the nine months ended September 30, 2011, net profits income was $1.4 million, up 75% from net profits income of $0.8 million for the same period in 2010. Such increase is mainly attributable to the Austin Chalk Gas Volume Adjustment which reduced net profits income during the nine months ended September 30, 2010 by $0.7 million. See Note 4 to the Trust’s financial statements for additional information.
The Trust received no payments with respect to the Robinson’s Bend Field during the nine months ended September 30, 2011 and 2010. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the nine months ended June 30, 2011, costs and expenses exceeded gross revenues by approximately $2.5 million. The Trust will receive no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust does not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, will be significant in the future. As of September 30, 2011 (pertaining to production through June 30, 2011), the Robinson’s Bend Cumulative Deficit was approximately $8.7 million.

TORCH ENERGY ROYALTY TRUST
Prior to the effect of the Austin Chalk Gas Volume Adjustment (see Note 4 to the Trust’s financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 757,021 Mcf and 888,867 Mcf during the nine months ended June 30, 2011 and 2010, respectively. The Austin Chalk Gas Volume Adjustment, which reduced Net Proceeds received by the Trust during the nine months ended September 30, 2010, decreased gas volumes included in net profits income calculations during the nine months ended September 30, 2010. The Trust, Trustee and the Trust service providers continue to review and analyze the appropriateness of and verify the information and data provided by TRC concerning the Austin Chalk Gas Volume Adjustment.
Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field was 1,061,885 Mcf and 1,096,748 Mcf during the nine months ended June 30, 2011 and 2010, respectively. Oil production attributable to the Underlying Properties for the nine months ended June 30, 2011 and 2010 was 6,301 Bbls and 10,257 Bbls, respectively.
During the nine months ended September 30, 2011, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.19 per MMBtu as compared to $3.36 per MMBtu for the nine months ended September 30, 2010. Such average price calculations exclude the impact of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust financial statements. During the nine months ended September 30, 2011, the average price used to calculate Net Proceeds for oil was $84.08 per Bbl as compared to $69.38 per Bbl for the nine months ended September 30, 2010.
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
Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $1.99, $1.97 and $1.95 for 2011, 2010 and 2009 production, respectively. The Sharing Price per MMBtu was $2.46, $2.43 and $2.40 for 2011, 2010 and 2009 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment, pursuant to each Conveyance. As of September 30, 2011, the

TORCH ENERGY ROYALTY TRUST
Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine months ended September 30, 2011 and 2010. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the nine months ended September 30, 2011 and 2010 by $1.4 million and $1.9 million, respectively.
During the nine months ended September 30, 2011 and 2010, the Trust recognized Infill Well income of $216,000 and $313,000, respectively, pertaining to Infill Wells located in the Cotton Valley Fields. Such Infill Wells are operated by Samson Lone Star Partnership.
Lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust during the nine-month periods ended September 30, 2011 and 2010 totaled $1.3 million and $1.7 million, respectively. Costs incurred in 2010 were greater than 2011 mainly as a result of capital expenditures pertaining to a workover of a certain well in the Austin Chalk Fields. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $5.1 million and $5.3 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the nine months ended September 30, 2011 and 2010, respectively.
General and administrative expenses amounted to $1.1 million and $0.8 million, respectively, for the nine months ended September 30, 2011 and 2010. The increase in general and administrative expenses in 2011 is primarily a result of increased legal fees pertaining to the Trust’s wind-down and SEC reporting matters. During each of the nine-month periods ended September 30, 2011 and 2010, general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.
During the nine months ended September 30, 2011 and 2010, the Trust received cash payments totaling $1.6 million and $1.3 million (net of $60,000 of interest expense), respectively, from the Working Interest Owners of the Underlying Properties. Included in cash receipts during the nine months ended September 30, 2010 is $0.2 million paid to the Trust by a certain working interest owner that was classified as restricted cash at September 30, 2010 due to potential overpayment. See Note 4 of the Trust’s financial statements for additional information concerning restricted cash. Cash payments received by the Trust during the nine months ended September 30, 2011 mainly pertain to net profits income attributable to production from the Underlying Properties during the nine months ended June 30, 2011. Cash payments received by the Trust during the nine months ended September 30, 2010 pertain to net profits income attributable to

TORCH ENERGY ROYALTY TRUST
production from the Underlying Properties during the nine months ended June 30, 2010, net of the Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s financial statements.
The foregoing resulted in distributable income of $0.6 million, or $0.07 per Unit, for the nine months ended September 30, 2011, as compared to $0.3 million, or $0.04 per Unit, for the same period in 2010. During the nine-month period ended September 30, 2010, the Trust made no cash distributions to Unitholders. During the nine-month period ended September 30, 2011, the Trust made cash distributions to Unitholders totaling $1.5 million, or $0.17 per Unit. Such cash distributions included the release of $964,000 of the Trust’s Cash Reserve. The remaining portion of the cash distribution of $498,000 was derived from certain net profits income received by the Trust during the three-month period ended September 30, 2011. The Cash Reserve as of September 30, 2011 and December 31, 2010 was $1.6 million and $2.5 million, respectively.

TORCH ENERGY ROYALTY TRUST
Net profits income received by the Trust during the three and nine month periods ended September 30, 2011 and 2010, derived from production sold during the three and nine months ended June 30, 2011 and 2010, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields (a)	Bend Field	Total
Oil and natural gas revenues	$1,020	$977	$1,997	$930	$994	$1,924

Direct operating expenses:
Lease operating expenses and property tax	373	1,783	2,156	363	1,838	2,201
Severance tax	71	64	135	100	64	164

	444	1,847	2,291	463	1,902	2,365

Net proceeds before capital expenditures	576	(870)	(294)	467	(908)	(441)
Capital expenditures	52	10	62	112	—	112

Net proceeds	524	(880)	(356)	355	(908)	(553)
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$498	$—	$498	$337	$—	$337

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Chalkley,			Chalkley,
	Cotton Valley			Cotton Valley
	and Austin	Robinson’s		and Austin	Robinson’s
	Chalk Fields	Bend Field	Total	Chalk Fields (a)	Bend Field	Total
Oil and natural gas revenues	$2,944	$2,878	$5,822	$2,964	$3,183	$6,147

Direct operating expenses:
Lease operating expenses and property tax	1,165	5,127	6,292	1,351	5,289	6,640
Severance tax	198	195	393	333	225	558

	1,363	5,322	6,685	1,684	5,514	7,198

Net proceeds before capital expenditures	1,581	(2,444)	(863)	1,280	(2,331)	(1,051)
Capital expenditures	96	12	108	388	—	388

Net proceeds	1,485	(2,456)	(971)	892	(2,331)	(1,439)
Net profits percentage	95%	—	—	95%	—	—

Net profits income	$1,411	$—	$1,411	$847	$—	$847

(a)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income during each of the three-month and nine-month periods ended September 30, 2010 by $149,000 and $692,000, respectively. See Note 4 to the Trust’s financial statements for additional information.

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
Changes in Internal Control over Financial Reporting.
There has not been any change in the Trust’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch and the Trust entered into an agreement whereby Torch provides certain accounting and other services for the Trust. The term of such agreement expires March 31, 2012 or as sooner terminated by written notice from either party within 5 business days notice.

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
The Trust was terminated by a vote of the Unitholders on the Termination Date. The Trust reported on August 4, 2011 on Form 8-K and then on August 5, 2011 on Form 8-K/A that the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of the net profit interests of the Trust pursuant to an agreement with PLS, Inc., a Texas corporation. The Trust also reported on Form 8-K on November 4, 2011 that the Trust notified Robinson’s Bend Production II, LLC on November 3, 2011 that it was the successful bidder in the public auction of the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Robinson’s Bend formations in the Black Warrior Basin in Alabama. As was previously reported on Form 8-K on June 13, 2011, Robinson’s Bend Production II, LLC as part of the Settlement and Release Agreement made an irrevocable bid of not less than $1,000,000 for its purchase from the Trust of the net profits interests associated with the Robinson’s Bend formations. The transaction is subject to the negotiation and execution of mutually acceptable definitive agreements. The proposed transaction described above is anticipated to close before December 31, 2011.
In addition, on November 4, 2011, the Trust reported on Form 8-K that it issued a press release announcing that the Trust had entered into a non-binding letter of interest on November 2, 2011 with respect to the sale of the Trust’s net profits interests attributable to underlying working interests in certain fields that produce from the Cotton Valley and Austin Chalk formations in Texas and the Chalkley field in Louisiana. The closing of any transaction is subject to due diligence, the negotiation and execution of mutually acceptable definitive agreements and the satisfaction of any conditions to closing set forth in those agreements. There can be no assurance that these discussions will lead to a transaction, or that the terms set forth in any definitive agreements will be consistent with the current expectations of the parties. The Trust anticipates that any proposed transaction with respect to the Texas and Louisiana fields described in this report would be consummated before December 31, 2011.

TORCH ENERGY ROYALTY TRUST
No assurances can be given that the Trustee will be able to sell the Net Profits Interests, or the amount that will be distributed to Unitholders following such a sale. Such distributions could be below the market value of the Units. The Trust can give no assurances of the effect of the results of the affirmative vote to terminate the Trust by the Unitholders on the continued listing of the Units on the New York Stock Exchange (NYSE) or any other national quotation system.
ITEM 1A. Risk Factors
Except as set forth below, the Trust believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 22, 2011 (the “2010 Form 10-K”). You should carefully consider such risk factors as presented in the 2010 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.
There are risks and uncertainties associated with the proposed sale transactions recently announced by the Trust and reported in the Trust’s Current Report on Form 8-K dated November 4, 2011 relating to the Cotton Valley and Austin Chalk fields in Texas and the Chalkley field in Louisiana, and the Robinson’s Bend fields in the Black Warrior Basin in Alabama.
On November 4, 2011, the Trust issued a press release announcing that the Trust had entered into a non-binding letter of interest on November 2, 2011 with respect to the sale of the Trust’s Net Profit Interests attributable to underlying working interests in certain fields that produce from the Cotton Valley and Austin Chalk formations in Texas and the Chalkley field in Louisiana. There can be no assurance that these discussions will lead to a transaction, or that the terms set forth in any definitive agreements will be consistent with the current expectations of the parties.
On November 3, 2011, the Trust notified Robinson’s Bend Production II, LLC that it was the successful bidder in the public auction of the sale of the Trust’s Net Profit Interests attributable to underlying working interests in certain fields that produce from the Robinson’s Bend formations in the Black Warrior Basin in Alabama. The transaction is subject to the negotiation and execution of mutually acceptable definitive agreements. There are a number of risks and uncertainties relating to these proposed sale transactions. The closing of these transactions are subject to due diligence, the negotiation and execution of mutually acceptable definitive agreements and the satisfaction of any conditions to closing set forth in those agreements. There can be no assurance that these proposed sale transactions will be completed.

TORCH ENERGY ROYALTY TRUST
The failure to complete the proposed Texas and Louisiana and Robinson’s Bend sale transactions could have an adverse effect on the Trust’s business activities, financial condition, results of operations and ability to pay distributions to Unitholders.
Completion of the Trust’s proposed sale transaction is subject to a number of closing conditions and contingencies, including due diligence, the negotiation and execution of mutually acceptable definitive agreements and the satisfaction of any conditions to closing set forth in the sale transaction agreements. In the event that neither of the proposed sale transactions is consummated, the Trust may experience a decline in the price of the Trust’s Units to the extent that the then-current market price reflects a market assumption that the Trust will complete the proposed sale transactions. In addition, the fact that a proposed sale transaction did not close after Trust announced it publicly may negatively affect the Trust’s ability and prospects to consummate transactions in the future. Finally, the Trust must pay costs related to these sale transactions, including legal and accounting fees, even if the sale transactions are not completed, which may have an adverse effect on the Trust’s business activities, financial condition, results of operations and ability to pay distributions to Unitholders.
The market price for the Trust’s Units may not reflect the value of the Net Profits Interests held by the Trust.
The public trading price for the Trust Units tends to be tied to the recent and expected levels of cash distributions on the Trust Units, including the expectation of higher levels of cash distributions as a result of potential sale transactions, such as the Texas and Louisiana and Robinson’s Bend sale transactions. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for oil and natural gas produced from the Underlying Properties. The market price of the Trust Units is not necessarily indicative of the value that the Trust would realize if the Net Profit Interests were sold to a third party buyer, including to the buyers of Net Profit Interests under the Texas and Louisiana and Robinson’s Bend proposed sale transactions. In addition, such market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets or distributions following a sale of the Net Profits Interests, including the proposed sale transactions of Net Profit Interests, will equal or exceed the purchase price paid by the Unitholder.

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

Bruce L. Bisson
Vice President
Date: November 14, 2011
(The Trust has no employees, directors or executive officers.)