Form 10-Q
period 2012-03-31
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of January 27, 2014, 8.6 million Units of Beneficial Interest of the Trust were outstanding.

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

Introduction

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The working interest owners of the Underlying Properties are TRC, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”). On December 13, 2011, the Trust sold all of its Net Profits Interests, which burdened certain working interests owned by Constellation Energy Partners LLC, attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the accompanying financial statements for additional information.

Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2011 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2012 and December 31, 2011, the distributable income (loss) and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011 have been included. All such adjustments are of a normal recurring nature. The distributable income (loss) for such interim periods is not necessarily indicative of the distributable income (loss) for the full year.

TORCH ENERGY ROYALTY TRUST

The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activity and has no officers, directors or employees. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch currently provides via a letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Cash	$1,931	$2,383
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $177,118 and $177,118 at March 31, 2012 and December 31, 2011, respectively	3,482	3,482

	$5,413	$5,865

LIABILITIES AND TRUST CORPUS

Trust expense payable	$358	$475
Trust corpus	5,055	5,390

	$5,413	$5,865

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
NNet profits income	$—	$466
NInfill well proceeds	—	—

	—	466
General and administrative expenses	335	406

Distributable income \ (loss)	$(335)	$60

Distributable income \ (loss) per Unit (8,600 Units)	$(0.04)	$0.01

Distributions per Unit	$—	$—

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$5,390	$13,852
Amortization of Net Profits Interests	—	(380)
Distributable income \ (loss)	(335)	60
Distributions to Unitholders	—	—

Trust corpus, end of period	$5,055	$13,532

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

1.	Nature of Operations

The Torch Energy Royalty Trust (“Trust”) was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The working interest owners of the Underlying Properties were Torch Royalty Company, Torch E&P Company, Samson Lone Star Limited Partnership and Constellation Energy Partners LLC (“Working Interest Owners”). On December 13, 2011, the Trust sold all of its Net Profits Interests, which burdened certain working interests owned by Constellation Energy Partners LLC, attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 for additional information concerning such sale.

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

The sole purpose of the Trust is to hold the Net Profits Interests, to receive payments from the Working Interest Owners, and to make payments to Unitholders. The Trust does not conduct any business activities. The Trust has no officers, directors or employees. The Trust and Trustee rely solely on receiving accurate information, reports and other representations from Torch and other service providers to the Trust. In executing and submitting this report on behalf of the Trust and with respect to David A. Vanaskey in executing the certifications relating to this report, the Trustee and David A. Vanaskey have relied upon the accuracy of such reports, information and representations.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

The Trust received the affirmative vote of the Unitholders of more than 66 2/3% of the outstanding Units to terminate the Trust at the meeting of Unitholders held on January 29, 2008 (the “Termination Date”). Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee, thereafter, must cause such assets to be sold at public auction. See Note 5 for additional information concerning the liquidation of the Trust’s Net Profits Interests.

TRC and Velasco receive payments reflecting the proceeds of oil and natural gas sold and aggregate these payments, deduct applicable costs and make payments to the Trustee each quarter for the amounts due to the Trust. Prior to the Trust’s termination on January 29, 2008, Unitholders received quarterly cash distributions relating to oil and natural gas produced and sold from the Underlying Properties. Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) in 2008 following the Trust’s termination. See Note 4 for additional information regarding cash distributions and the Cash Reserve. Because no additional properties will be contributed to the Trust, the assets of the Trust deplete over time and a portion of each cash distribution made by the Trust is analogous to a return of capital.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

2.	Basis of Accounting, Significant Accounting Policies

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month periods ended March 31, 2012 and 2011 are derived from oil and natural gas production sold during three-month periods ended December 31, 2011 and 2010, respectively. The Trust did not receive revenues from TRC with respect to production during the three-month period ended December 31, 2011 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 for additional information regarding this adjustment.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At March 31, 2012 and 2011, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

During the three-month period ended December, 31, 2011, TRC computed the Chalkley Gas Volume Adjustment whereby TRC determined that it had overpaid the Trust $3.0 million (including $1.9 million of accrued interest as of December 31, 2011) in 1994 and 1995 with respect to TRC’s Underlying Property interests in the Chalkley Field. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. The Chalkley Gas Volume Adjustment was settled on August 30, 2013.

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during the three-month period ended March 31, 2012 as a result of TRC withholding Net Proceeds from the Trust totaling $0.5 million. During the three-month period ended March 31, 2012, the Trust recognized no Net Proceeds pertaining to the Infill wells due to the timing of the Trust receiving such Infill Well cash receipts. During the three-month period ended March 31, 2012, the Trust made no cash distributions to Unitholders. As of March 31, 2012 and December 31, 2011, the Cash Reserve was $1.9 million and $2.4 million, respectively.

During the three-month period ended March 31, 2011 the Trust received cash payments totaling $0.5 million from the Working Interest Owners of the Underlying Properties which mainly pertained to net profits income attributable to production from the Underlying Properties during the three-month period ended December 31, 2010. Such amounts are classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income (loss) during the three-month period ended March 31, 2011. The Chalkley Gas Volume Adjustment did not impact Net Proceeds received by the Trust during the three-month period ended March 31, 2011. No cash distributions were made to Unitholders during the three-month period ended March 31, 2011.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

natural gas sales, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-month periods ended March 31, 2012 and 2011 were reduced by $0.1 million and $0.4 million, respectively. As of March 31, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.335 per MMBtu and $0.331 per MMBtu for such fees pertaining to 2011 and 2010 natural gas sales, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

During the three-month periods ended March 31, 2012 and 2011, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended December 31, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.03 million and $0.2 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified service providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

Services fees charged to the Trust by Torch during each of the three-month periods ended March 31, 2012 and 2011 totaled $0.1 million.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $55,000 and $58,000 during the three-month periods ended March 31, 2012 and 2011, respectively.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Total administrative and transfer agent fees charged by the Trustee for services performed during the three-month periods ended March 31, 2012 and 2011 were $25,000 and $40,000, respectively.

7.	Trust Expense Payable

The Trust expense payable at March 31, 2012 and December 31, 2011 was $358,000 and $475,000, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.

8.	Subsequent Events

On January 24, 2013, the Trust received notice from NYSE Regulation, Inc. (“NYSE Regulation”) informing the Trust that NYSE Regulation has determined to commence proceedings to delist the Trust’s units from the New York Stock Exchange (“NYSE”), with trading of the units to be suspended prior to the opening of NYSE trading on January 30, 2013. NYSE Regulation informed the Trust that the delisting determination was based on the Trust’s delay in filing its Annual Report for the year ended December 31, 2011 on Form 10-K and subsequent Quarterly Reports for the fiscal quarters ending in 2012 with the Securities and Exchange Commission. The Trust had previously utilized the three-month cure period under Section 802.01C of the NYSE Listed Company Manual and a subsequent three-month extension of the filing date for the Annual Report to January 16, 2013 from NYSE Regulation, the Trust was unable to file the Annual Report by this extended deadline. NYSE Regulation declined the Trust’s request for further extension under Section 802.01C of the NYSE Listed Company Manual of the filing deadline. NYSE Regulation also noted that the average closing price of the Trust’s units had previously fallen below the NYSE’s continued listing minimum share price standard (Section 802.01E of the NYSE Listed Company Manual) of $1.00 over a consecutive 30 trading day period. Trading of the Units was suspended prior to the opening of NYSE trading on Wednesday, January 30, 2013. The Trust commenced trading on the Pink Sheets on that same day, under the symbol “TRRU”.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

On December 4, 2013, the Trust announced a cash distribution of $3,390,639 or 39.426 cents per unit, payable on December 23, 2013 to Unitholders of record on December 13, 2013. On December 13, 2013, the Trust announced that the cash distribution which was announced on December 4, 2013 was adjusted downward by $360,000 due to additional expenses forecasted in the wind down and liquidation of the Trust. As a result, the previously announced applicable record date and the distribution date were adjusted accordingly. The revised distribution is $3,031,349 or 35.25 cents per Unit, payable on December 30, 2013 to Unitholders of record on December 23, 2013. This distribution mainly relates to the proceeds from the PSA. Immediately following the December 13, 2013 announcement, the Trust’s Cash Reserve, net of the $3,031,349 cash distribution payable on December 30, 2013, was approximately $510,000. To the extent that any of the Cash Reserve remains after the payment of all of the Trust’s expenses, the Trustee may make one or more additional cash distributions to the Unitholders of record; however, no assurance can be made that any such distributions will occur.

TORCH ENERGY ROYALTY TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three-month periods ended March 31, 2012 and 2011 is derived from actual oil and natural gas produced during the three-month periods ended December 31, 2011 and 2010, respectively.

The data set forth in the table below excludes the effect of the Chalkley Gas Volume Adjustment. See Notes 5 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

	Three Months Ended March 31,
	2012(a)		2011
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural Gas
Chalkley Field	438	118,366	529	145,360
Robinson’s Bend Field (b)	—	—	—	367,032
Cotton Valley Fields	345	97,542	402	106,883
Austin Chalk Fields	1,282	21,136	1,184	12,941

	2,065	237,044	2,115	632,216

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust during the three-month period ended March 31, 2012 by $0.5 million. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month period ended March 31, 2011.
(b)	On December 13, 2011, the Trust sold its net profits interests with respect to the Robinson’s Bend Field to Robinson’s Bend Production II, LLC. See Note 5 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Trust received no net profits income from the Trust during the three-month period ended March 31, 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the three-month period ended March 31, 2012, TRC withheld Net Proceeds from the Trust totaling $0.5 million. As of March 31, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $2.1 million. During the three-month period ended March 31, 2011, net profits income was $466,000. The Chalkley Gas

TORCH ENERGY ROYALTY TRUST

Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month period ended March 31, 2011. See Notes 4 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

The Trust received no payments with respect to the Robinson’s Bend Field during the three-month period ended March 31, 2011. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three-month period ended March 31, 2011, costs and expenses exceeded gross revenues by approximately $0.8 million. The Trust was entitled to no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust did not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, would be significant in the future. As of March 31, 2011 (pertaining to production through March 31, 2011), the Robinson’s Bend Cumulative Deficit was approximately $7.0 million.

On December 13, 2011, the Trust entered into a purchase and sale agreement by and between Robinson’s Bend Production II, LLC (“RBP II”) pursuant to which the Trust agreed to sell, and RBP II agreed to purchase, all of the Trust’s Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field for a purchase price of $1,000,000. The sale signed and closed simultaneously on December 13, 2011. See Note 5 of the Trust’s accompanying financial statements for additional information.

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 235,826 Mcf and 242,341 Mcf during the three- month periods ended March 31, 2012 and 2011, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 348,652 Mcf during the three-month period ended March 31, 2011. There was no natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field during the same period in 2012 as a result of the Trust selling its interests in such properties on December 13, 2011. Oil production attributable to the Underlying Properties for the three-month periods ended March 31, 2012 and 2011 was 1,808 Bbls and 2,115 Bbls, respectively. Oil production decreased during 2012 as a result of normal production declines.

During the three-month period ended March 31, 2012, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.79 per MMBtu as compared to $3.04 per MMBtu for the three-month period ended March 31, 2011. During the three-month period ended March 31, 2012, the average price used to calculate Net Proceeds for oil was $87.06 per Bbl as compared to $75.80 per Bbl for the three-month period ended March 31, 2011. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

Prior to the Trust’s termination on January 29, 2008, TEMI deducted the Price Differential and was committed to pay a Minimum Price for natural gas. When TEMI paid a purchase price for natural gas based on the Minimum Price, TEMI received Price Credits which it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the

TORCH ENERGY ROYALTY TRUST

Minimum Price. TEMI had not exercised its right to discontinue the Minimum Price commitment and had no outstanding Price Credits on the Termination Date. Additionally, if the Index Price for natural gas exceeded $2.10 per MMBtu, adjusted annually for inflation, TEMI deducted 50% of such excess in calculating the Net Proceeds payable to the Trust.

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 production, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of March 31, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during each of the three-month periods ended March 31, 2012 and 2011. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month periods ended March 31, 2012 and 2011 by $.02 million and $0.4 million, respectively.

During each of the three-month periods ended March 31, 2012 and 2011, the Trust recognized no Infill Well income pertaining to Infill Wells in the Cotton Valley Fields as a result of the timing of the receipts of such income by the Trust. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended March 31, 2012 and 2011 totaled $0.3 million and $0.4 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three-month period ended March 31, 2011. The Trust sold its interest in the Robinson’s Bend Field in December 2011 as disclosed above in this item.

General and administrative expenses amounted to $0.3 million and $0.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three-month period ended March 31, 2011, the Trust received cash payments totaling $0.5 million from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income. All such receipts were allocated to the Trust’s Cash Reserve. The Trust received no cash payments from the Working Interest Owners during the three-month period ended March 31, 2012. The Cash Reserve as of March 31, 2012 and 2011 was $1.9 million and $2.4 million, respectively.

TORCH ENERGY ROYALTY TRUST

The foregoing resulted in a distributable loss of $0.3 million, or $.04 per Unit, for the three-month period ended March 31, 2012 as compared to distributable income of $0.06 million, or $0.01 per Unit, for the same period in 2011. During each of the three-month periods ended March 31, 2012 and 2011, the Trust made no cash distributions to Unitholders.

Net profits income received by the Trust during the three-month periods ended March 31, 2012 and 2011, derived from production sold during the three-month periods ended December 31, 2011 and 2010, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended March 31, 2012 (a)				Three Months Ended March 31, 2011
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and natural gas revenues	$867	$—		$772	$969	$948	$1,917

Direct operating expenses:
Lease operating expenses and property tax	282	—		341	398	1,709	2,107
Severance tax	70	—		61	66	61	127

	352	—		402	464	1,770	2,234

Net proceeds before capital expenditures	515	—		370	505	(822)	(317)
Capital expenditures	(6)	—		1	14	2	16

Net proceeds	521	—		369	491	(824)	(333)
Net profits percentage	95%	—	(b)	—	95%	— (b)	—

Net profits income	495	—		351	466	—	—
Chalkley Gas Volume Adj. (a)	(495)			(351)	—	—	—

Net profits income	$—	$—		$—	$466	$—	$466

(a)	The Chalkley Gas Volume Adjustment reduced net profits income during the three-month period ended March 31, 2012 by $0.5 million. See Notes 4 and 8 to the Trust’s accompanying financial statements for additional information.
(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the three-month periods ended March 31, 2011. The Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field on December 13, 2011. See Note 5 to the Trust’s accompanying financial statements for additional information.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was adjusted annually for inflation and was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 natural gas sales, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners had not exercised their option to discontinue the Minimum Price commitment and had no outstanding Price Credits as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

TORCH ENERGY ROYALTY TRUST

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

TORCH ENERGY ROYALTY TRUST

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

TORCH ENERGY ROYALTY TRUST

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

Upon termination of the Trust, among other things, the Trustee is required to sell the Net Profits Interests. Specifically, pursuant to Section 9.03(e) of the Trust Agreement if the property of the Trust Estate (as defined in the Trust Agreement) has not been sold prior to the end of one calendar year following the termination date, the Trustee must cause such assets to be sold at

TORCH ENERGY ROYALTY TRUST

public auction. All of the Net Profits Interests have been sold and the Trust is wind-down operations. No assurances can be given by the Trustee with respect to the amount that will be distributed to Unitholders following the sales. Such distributions could be below the market value of the Units.

ITEM 1A.	Risk Factors

The Trust believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on April 22, 2011 (the “2011 Form 10-K”). You should carefully consider such risk factors as presented in the 2011 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.

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