Form 10-Q
period 2012-06-30
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2011 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2012 and December 31, 2011, the distributable income (loss) and changes in trust corpus for the three-month and six-month periods ended June 30, 2012 and 2011 have been included. All such adjustments are of a normal recurring nature. The distributable income (loss) for such interim periods is not necessarily indicative of the distributable income (loss) for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Cash	$1,798	$2,383
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $177,202 and $177,118 at June 30, 2012 and December 31, 2011, respectively	3,398	3,482

	$5,196	$5,865

LIABILITIES AND TRUST CORPUS

Trust expense payable	$480	$475
Trust corpus	4,716	5,390

	$5,196	$5,865

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended June 30,
	June 30,
	2012	2011	2012	2011
Net profits income	$—	$447	$—	$913
Infill well proceeds	84	113	84	113

	84	560	84	1,026
General and administrative expenses	339	342	674	748

Distributable income \ (loss)	$(255)	$218	$(590)	$278

Distributable income \ (loss) per Unit (8,600 Units)	$(0.03)	$0.03	$(0.07)	$0.03

Distributions per Unit	$—	$—	$—	$—

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$5,055	$13,532	$5,390	$13,852
Amortization of Net Profits Interests	(84)	(349)	(84)	(729)
Distributable income \ (loss)	(255)	218	(590)	278
Distributions to Unitholders	—	—	—	—

Trust corpus, end of period	$4,716	$13,401	$4,716	$13,401

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

2. Basis of Accounting, Significant Accounting Policies

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2012 and 2011 are derived from oil and natural gas production sold during the three-month and six-month periods ended March 31, 2012 and 2011, respectively. The Trust did not receive revenues from TRC with respect to production during the six-month period ended March 31, 2012 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 for additional information regarding this adjustment.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At June 30, 2012 and 2011, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during the three-month and six-month periods ended June 30, 2012 as a result of TRC withholding Net Proceeds from the Trust totaling $0.4 million and $0.9 million, respectively. During the three-month and six-month periods ended June 30, 2012, Net Proceeds received from the Trust pertaining to the Infill wells totaled $84,000 for both periods. Such amount is classified as Infill Well proceeds in the Trust’s statements of distributable income (loss). During the three-month and six-month periods ended June 30, 2012, the Trust made no cash distributions to Unitholders. As of June 30, 2012 and December 31, 2011, the Cash Reserve was $1.8 million and $2.4 million, respectively.

During the three-month and six-month periods ended June 30, 2011 the Trust received cash payments totaling $0.6 million and $1.0 million, respectively, from the Working Interest Owners of the Underlying Properties which mainly pertained to net profits income attributable to production from the Underlying Properties during the three-month and six-month periods ended March 31, 2011. Such amounts are classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income (loss) during the three-month and six-month periods ended June 30, 2011. The Chalkley Gas Volume Adjustment did not impact Net Proceeds received by the Trust during the three-month and six-month periods ended June 30, 2011. No cash distributions were made to Unitholders during the three-month and six-month periods ended June 30, 2011.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

The Purchase Contract also provided that TEMI pay a minimum price (“Minimum Price”) for natural gas production, adjusted annually for inflation. When TEMI paid a purchase price based on the Minimum Price it received price credits (“Price Credits”), equal to the difference between the Index Price and the Minimum Price,that it was entitled to deduct in determining the purchase price when the Index Price for natural gas exceeded the Minimum Price. In addition, if the Index Price for natural gas exceeded the sharing price, which was adjusted annually for inflation (“Sharing Price”), TEMI was entitled to deduct 50% of such excess (“Price Differential”) in determining the purchase price. TEMI had an annual option to discontinue the Minimum Price commitment. However, if TEMI discontinued the Minimum Price commitment, it would no longer be entitled to deduct the Price Differential in calculating the purchase price and would have forfeited all accrued Price Credits. As of the Termination Date, TEMI had no outstanding Price Credits and had not exercised its option to discontinue the Minimum Price commitment.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 natural gas sales, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six-month periods ended June 30, 2012 and 2011 were reduced by $0.1 million and $0.9 million, respectively. As of June 30, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

During the three-month periods ended June 30, 2012 and 2011, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended March 31, 2012 and 2011, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.02 million and $0.2 million, respectively. During the six-month periods ended June 30, 2012 and 2011, such fees deducted from the Net Proceeds calculations, attributable to production during each of the six-month periods ended March 31, 2012 and 2011, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.05 million and $0.4 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

Services fees charged to the Trust by Torch during each of the three-month periods ended June 30, 2012 and 2011 totaled $0.1 million. Such fees during each of the six-month periods ended June 30, 2012 and 2011 totaled $0.2 million.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $57,000 and $58,000 during the three-month periods ended June 30, 2012 and 2011, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $112,000 and $117,000 during the six-month periods ended June 30, 2012 and 2011, respectively.

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

Total administrative and transfer agent fees charged by the Trustee for services performed during the three-month periods ended June 30, 2012 and 2011 were $25,000 and $24,000, respectively. Total administrative and transfer agent fees charged by the Trustee for services performed during the six-month periods ended June 30, 2012 and 2011 were $50,000 and $63,000, respectively.

7. Trust Expense Payable

The Trust expense payable at June 30, 2012 and December 31, 2011 was $480,000 and $475,000, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

TORCH ENERGY ROYALTY TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three-month periods ended June 30, 2012 and 2011 is derived from actual oil and natural gas produced during the three-month periods ended March 31, 2012 and 2011, respectively. Net Proceeds attributable to the Underlying Properties for the six-month periods ended June 30, 2012 and 2011 is derived from actual oil and natural gas produced during the six-month periods ended March 31, 2012 and 2011, respectively.

The data set forth in the table below excludes the effect of the Chalkley Gas Volume Adjustment. See Notes 5 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

	Three Months Ended June 30,
	2012 (a)		2011
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural Gas
Chalkley Field	448	117,877	470	131,537
Robinson’s Bend Field (b)	—	—	—	348,652
Cotton Valley Fields	373	99,249	283	100,187
Austin Chalk Fields	987	18,700	1,316	10,617

	1,808	235,826	2,069	590,993

	Six Months Ended June 30,
	2012 (a)		2011
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural gas
Chalkley Field	886	236,243	999	276,897
Robinson’s Bend Field (b)	—	—	—	715,684
Cotton Valley Fields	718	196,791	685	207,070
Austin Chalk Fields	2,269	39,836	2,500	23,558

	3,873	472,870	4,184	1,223,209

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust during the three-month and six-month periods ended June 30, 2012 by $0.4 million and $0.9 million, respectively. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month and six-month periods ended June 30, 2011.
(b)	On December 13, 2011, the Trust sold its net profits interests with respect to the Robinson’s Bend Field to Robinson’s Bend Production II, LLC. See Note 5 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

TORCH ENERGY ROYALTY TRUST

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The Trust received no net profits income from the Trust during the three-month period ended June 30, 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the three-month period ended June 30, 2012, TRC withheld Net Proceeds from the Trust totaling $0.4 million. As of June 30, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $1.8 million. During the three-month period ended June 30, 2011, net profits income was $447,000. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month period ended June 30, 2011. See Notes 4 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

The Trust received no payments with respect to the Robinson’s Bend Field during the three-month period ended June 30, 2011. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three-month period ended March 31, 2011, costs and expenses exceeded gross revenues by approximately $0.8 million. The Trust was entitled to no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust did not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, would be significant in the future. As of June 30, 2011 (pertaining to production through March 31, 2011), the Robinson’s Bend Cumulative Deficit was approximately $7.8 million.

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

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 235,826 Mcf and 242,341 Mcf during the three- month periods ended June 30, 2012 and 2011, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 348,652 Mcf during the three-month period ended March 31, 2011. There was no natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field during the same period in 2012 as a result of the Trust selling its interests in such properties on December 13, 2011. Oil production attributable to the Underlying Properties for the three-month periods ended March 31, 2012 and 2011 was 1,808 Bbls and 2,069 Bbls, respectively. Oil production decreased during 2012 as a result of normal production declines.

TORCH ENERGY ROYALTY TRUST

During the three-month period ended June 30, 2012, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.44 per MMBtu as compared to $3.22 per MMBtu for the three-month period ended June 30, 2011. During the three-month period ended June 30, 2012, the average price used to calculate Net Proceeds for oil was $95.29 per Bbl as compared to $84.82 per Bbl for the three-month period ended June 30, 2011. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 production, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during each of the three-month and six-month periods ended June 30, 2012 and 2011. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month periods ended June 30, 2012 and 2011 by $.02 million and $0.5 million, respectively.

During the three-month periods ended June 30, 2012 and 2011, the Trust recognized $84,000 and $113,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended June 30, 2012 and 2011 totaled $0.3 million and $0.4 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.6 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three-month period ended June 30, 2011. The Trust sold its interest in the Robinson’s Bend Field in December 2011 as disclosed above in this item.

TORCH ENERGY ROYALTY TRUST

General and administrative expenses amounted to $0.3 million for each of the three-month periods ended June 30, 2012 and 2011. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three-month periods ended June 30, 2012 and 2011, the Trust received cash payments totaling $84,000 and $560,000 respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income and Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of June 30, 2012 and December 31, 2011 was $1.8 million and $2.4 million, respectively.

The foregoing resulted in a distributable loss of $0.3 million, or $.03 per Unit, for the three-month period ended June 30, 2012 as compared to distributable income of $0.2 million, or $0.03 per Unit, for the same period in 2011. During each of the three-month periods ended June 30, 2012 and 2011, the Trust made no cash distributions to Unitholders.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The Trust received no net profits income from the Trust during the six-month period ended June 30, 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the TRC Underlying Property Interests until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the six-month period ended June 30, 2012, TRC withheld Net Proceeds from the Trust totaling $0.9 million. As of June 30, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $1.8 million. During the six-month period ended June 30, 2011, net profits income was $1.0 million. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the six-month period ended June 30, 2011. See Notes 4 and 8 of the accompanying financial statements for additional information for additional information concerning this adjustment.

The Trust received no payments with respect to the Robinson’s Bend Field during the six-month period ended June 30, 2011. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the six-month period ended March 31, 2011, costs and expenses exceeded gross revenues by approximately $1.6 million. The Trust was entitled to no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust did not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, would be significant in the future. As of June 30, 2011 (pertaining to production through March 31, 2011), the Robinson’s Bend Cumulative Deficit was approximately $7.8 million.

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

TORCH ENERGY ROYALTY TRUST

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 472,870 Mcf and 507,525 Mcf during the six-month period ended March 31, 2012 and 2011, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 715,684 Mcf during the six-month period ended March 31, 2011. There was no natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field during the same period in 2012 as a result of the Trust selling its interests in such properties in December 31, 2011. Oil production attributable to the Underlying Properties during the six-month period ended March 31, 2012 and 2011 was 3,873 Bbls and 4,184 Bbls, respectively. Oil production decreased during 2012 as a result of normal production declines.

During the six-month period ended June 30, 2012, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.61 per MMBtu as compared to $3.19 per MMBtu for the six-month period ended June 30, 2011. During the six-month period ended June 30, 2012, the average price used to calculate Net Proceeds for oil was $90.90 per Bbl as compared to $80.26 per Bbl for the six-month period ended June 30, 2011. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 production, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during the six-month period ended June 30, 2012 and 2011. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six-month periods ended June 30, 2012 and 2011 by $0.1 million and $0.9 million, respectively.

TORCH ENERGY ROYALTY TRUST

During the six-month periods ended June 30, 2012 and 2011, the Trust recognized $84,000 and $113,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the six-month periods ended June 30, 2012 and 2011 totaled $0.6 million and $0.8 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $3.3 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the six-month period ended June 30, 2011. The Trust sold its interest in the Robinson’s Bend Field in December 2011 as disclosed above in this item.

General and administrative expenses amounted to $0.7 million for each of the six-month periods ended June 30, 2012 and 2011. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the six-month periods ended June 30, 2012 and 2011, the Trust received cash payments totaling $0.1 million and $1.0 million, respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income and Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of June 30, 2012 and December 31, 2011 was $1.8 million and $2.4 million, respectively.

The foregoing resulted in a distributable loss of $0.6 million, or $0.07 per Unit, for the six-month period ended June 30, 2012 as compared to distributable income of $0.3 million, or $0.03 per Unit, for the same period in 2011. During each of the six-month period ended June 30, 2012 and 2011, the Trust made no cash distributions to Unitholders.

TORCH ENERGY ROYALTY TRUST

Net profits income received by the Trust during the three-month and six-month periods ended June 30, 2012 and 2011, derived from production sold during the three-month and six-month periods ended March 30, 2012 and 2011, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2012 (a)				Three Months Ended June 30, 2011
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and natural gas revenues	$772	$—		$772	$956	$953	$1,909

Direct operating expenses:
Lease operating expenses and property tax	341	—		341	394	1,635	2,029
Severance tax	61	—		61	61	70	131

	402	—		402	455	1,705	2,160

Net proceeds before capital expenditures	370	—		370	501	(752)	(251)
Capital expenditures	1	—		1	30	—	30

Net proceeds	369	—		369	471	(752)	(281)
Net profits percentage	95%	—	(b)	—	95%	— (b)	—

Net profits income	351	—		351	447	—	—
Chalkley Gas Volume Adj. (a)	(351)			(351)	—	—	—

Net profits income	$—	$—		$—	$447	$—	$447

	Six Months Ended June 30, 2012 (a)				Six Months Ended June 30, 2011
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields (a)	Robinson’s Bend Field	Total
Oil and natural gas revenues	$1,639	$—		$1,639	$1,924	$1,901	$3,825

Direct operating expenses:
Lease operating expenses and property tax	623	—		623	792	3,344	4,136
Severance tax	131	—		131	127	131	258

	754	—		754	919	3,475	4,394

Net proceeds before capital expenditures	885	—		885	1,005	(1,574)	(569)
Capital expenditures	(5)	—		(5)	44	2	46

Net proceeds	890	—		890	961	(1,576)	(615)
Net profits percentage	95%	—	(b)	95%	95%	— (b)	—

Net profits income	846	—		846	913	—	—
Chalkley Gas Volume Adj. (a)	(846)			(846)	—	—	—

Net profits income	$—	$—		$—	$913	$—	$913

(a)	The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and six-month periods ended June 30, 2012 by $0.4 million and $0.9 million, respectively. See Notes 4 and 8 to the Trust’s accompanying financial statements for additional information.
(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the three-month and six-month periods ended June 30, 2011. The Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field on December 13, 2011. See Note 5 to the Trust’s accompanying financial statements for additional information.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was adjusted annually for inflation and was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 natural gas sales, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the three-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs—including administrative costs and costs for water gathering, treating and disposal—that are deducted by the working interest owners of certain of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust (and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requested that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unitholders to authorize Trust Venture Company, LLC to commence a derivative action and provided its authorization as of December 30, 2008.

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