Form 10-Q
period 2012-09-30
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2011 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2012 and December 31, 2011, the distributable income (loss) and changes in trust corpus for the three-month and nine-month periods ended September 30, 2012 and 2011 have been included. All such adjustments are of a normal recurring nature. The distributable income (loss) for such interim periods is not necessarily indicative of the distributable income (loss) for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS
	September 30, 2012	December 31, 2011
	(Unaudited)
Cash	$1,548	$2,383
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $177,227 and $177,118 at September 30, 2012 and December 31, 2011, respectively	3,373	3,482

	$4,921	$5,865

LIABILITIES AND TRUST CORPUS
Trust expense payable	$459	$475
Trust corpus	4,462	5,390

	$4,921	$5,865

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net profits income	$—	$498	$—	$1,411
Infill well proceeds	25	103	109	216

	25	601	109	1,627
General and administrative expenses	254	320	928	1,068

Distributable income \ (loss)	$(229)	$281	$(819)	$559

Distributable income \ (loss) per Unit (8,600 Units)	$(0.03)	$0.03	$0.10	$0.07

Distributions per Unit	$—	$0.17	$—	$0.17

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$4,716	$13,401	$5,390	$13,852
Amortization of Net Profits Interests	(25)	(359)	(109)	(1,088)
Distributable income \ (loss)	(229)	281	(819)	559
Distributions to Unitholders	—	(1,462)	—	(1,462)

Trust corpus, end of period	$4,462	$11,861	$4,462	$11,861

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

2. Basis of Accounting, Significant Accounting Policies

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2012 and 2011 are derived from oil and natural gas production sold during the three-month and nine-month periods ended June 30, 2012 and 2011, respectively. The Trust did not receive revenues from TRC with respect to production during the nine-month period ended June 30, 2012 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 for additional information regarding this adjustment.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At September 30, 2012 and 2011, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during the three-month and nine-month periods ended September 30, 2012 as a result of TRC withholding Net Proceeds from the Trust totaling $0.2 million and $1.1 million, respectively. During the three-month and nine-month periods ended September 30, 2012, Net Proceeds received from the Trust pertaining to the Infill wells totaled $25,000 and $109,000, respectively. Such amounts are classified as Infill Well proceeds in the Trust’s statements of distributable income (loss). During the three-month and nine-month periods ended September 30, 2012, the Trust made no cash distributions to Unitholders. As of September 30, 2012 and December 31, 2011, the Cash Reserve was $1.5 million and $2.4 million, respectively.

During the three-month and nine-month periods ended September 30, 2011 the Trust received cash payments totaling $0.6 million and $1.6 million, respectively, from the Working Interest Owners of the Underlying Properties which mainly pertained to net profits income attributable to production from the Underlying Properties during the three-month and nine-month periods ended June 30, 2011. Such amounts are classified as net profits income and Infill Well proceeds in the Trust’s statements of distributable income (loss) during the three-month and nine-month periods ended September 30, 2011. The Chalkley Gas Volume Adjustment did not impact Net Proceeds received by the Trust during the three-month and nine-month periods ended September 30, 2011. During the three-month period ended September 30, 2011, the Trust made a cash distribution to Unitholders totaling $1,462,000, or 17.00 cents per Unit. Such cash distribution included the release of $964,000 of the Trust’s Cash Reserve. The remaining portion of the cash distribution of $498,000 was derived from certain net profits income received by the Trust during the three-month period ended September 30, 2011. No other cash distributions were made to Unitholders during the nine-month period ended September 30, 2011.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 natural gas sales, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-month period ended September 30, 2011 were reduced by $0.5 million. The Sharing Price arrangement did not impact Net Proceeds attributable to the Underlying Properties during the three-month period ended September 30, 2012. Such Sharing Price arrangement reduced Net Proceeds attributable to the Underlying Properties during the nine-month periods ended September 30, 2012 and 2011 by $0.1 million and $1.4 million, respectively. As of September 30, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu adjusted for inflation ($0.335 per MMBtu and $0.331per MMBtu for such fees pertaining to 2011 and 2010 natural gas sales, respectively), plus fuel usage equal to 5% of revenues is deducting in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

During each of the three-month periods ended September 30, 2012 and 2011, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended June 30, 2012 and 2011, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.02 million and $0.2 million, respectively. During each of the nine-month periods ended September 30, 2012 and 2011, such fees deducted from the Net Proceeds calculations, attributable to production during the nine-month periods ended June 30, 2012 and 2011, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.07 million and $0.6 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

Services fees charged to the Trust by Torch during each of the three-month periods ended September 30, 2012 were $0.1 million. Services fees during each of the nine-month periods ended September 30, 2012 and 2011 were $0.3 million.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $60,000 and $55,000 during the three-month periods ended September 30, 2012 and 2011, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $172,000 during each of the nine-month period ended September 30, 2012 and 2011.

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

Total administrative and transfer agent fees charged by the Trustee for services performed during the three-month periods ended September 30, 2012 and 2011 were $25,000 and $44,000, respectively. Total administrative and transfer agent fees charged by the Trustee for services performed during the nine-month periods ended September 30, 2012 and 2011 were $75,000 and $107,000, respectively.

7. Trust Expense Payable

The Trust expense payable at September 30, 2012 and December 31, 2011 was $459,000 and $475,000, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.

8. Subsequent Events

Except as set forth below, no events occurred from September 30, 2012 to the date of this filing that are reportable pursuant to FASB ASC 855.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

On December 4, 2013, the Trust announced a cash distribution of $3,390,639 or 39.426 cents per unit, payable on December 23, 2013 to Unitholders of record on December 13, 2013. On December 13, 2013, the Trust announced that the cash distribution which was announced on December 4, 2013 was adjusted downward by $360,000 due to additional expenses forecasted in the wind down and liquidation of the Trust. As a result, the previously announced applicable record date and the distribution date were adjusted accordingly. The revised distribution is $3,031,349 or 35.25 cents per Unit, payable on December 30, 2013 to Unitholders of record on December 23, 2013. This distribution mainly relates to the proceeds from the PSA. Immediately following the December 13, 2013 announcement, the Trust’s Cash Reserve, net of the $3,031,349 cash distribution payable on December 30, 2013, was approximately $510,000. To the extent that any of the Cash Reserve remains after the payment of all of the Trust’s expenses, the Trustee may make one or more additional cash distributions to the Unitholders of record; however, no assurance can be made that any such distributions will occur

TORCH ENERGY ROYALTY TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three-month periods ended September 30, 2012 and 2011 is derived from actual oil and natural gas produced during the three- month periods ended June 30, 2012 and 2011, respectively. Net Proceeds attributable to the Underlying Properties for the nine-month period ended September 30, 2012 and 2011 is derived from actual oil and natural gas produced during the nine-month periods ended June 30, 2012 and 2011, respectively.

The data set forth in the table belowexcludes the effect of the Chalkley Gas Volume Adjustment. See Notes 5 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

	Three Months Ended September 30,
	2012 (a)		2011
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural Gas
Chalkley Field	333	110,402	469	131,035
Robinson’s Bend Field (b)	—	—	—	346,201
Cotton Valley Fields	157	94,645	299	106,182
Austin Chalk Fields	997	16,233	1,349	12,279

	1,487	221,280	2,117	595,697

	Nine Months Ended September 30,
	2012 (a)		2011
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural gas
Chalkley Field	1,219	346,645	1,468	407,932
Robinson’s Bend Field (b)	—	—	—	1,061,885
Cotton Valley Fields	875	291,436	984	313,252
Austin Chalk Fields	3,266	56,069	3,849	35,837

	5,360	694,150	6,301	1,818,096

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust during the three-month and nine-month periods ended September 30, 2012 by $0.2 million and $1.1 million, respectively. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month and nine-month periods ended September 30, 2011.
(b)	On December 13, 2011, the Trust sold its net profits interests with respect to the Robinson’s Bend Field to Robinson’s Bend Production II, LLC. See Note 5 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

TORCH ENERGY ROYALTY TRUST

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The Trust received no net profits income from the Trust during the three-month period ended September 30, 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the three-month period ended September 30, 2012, TRC withheld Net Proceeds from the Trust totaling $0.2 million. As of September 30, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $1.6 million. During the three-month period ended September 30, 2011, net profits income was $498,000. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the three-month period ended September 30, 2011. See Notes 4 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

The Trust received no payments with respect to the Robinson’s Bend Field during the three-month period ended September 30, 2011. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the three months ended September 30, 2011, costs and expenses exceeded gross revenues by approximately $0.9 million. The Trust was entitled to no payments with respect to the Robinson’s Bend Field until future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses, including interest (“Robinson’s Bend Deficit”). The Trust did not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, would be significant in the future. As of September 30, 2011 (pertaining to production through June 30, 2011), the Robinson’s Bend Cumulative Deficit was approximately $8.7 million.

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

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 221,280 Mcf and 249,496 Mcf during the three- month periods ended June 30, 2012 and 2011, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 346,201 Mcf during the three-month period ended June 30, 2011. There was no natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field during the same period in 2012 as a result of the Trust selling its interests in such properties on December 13, 2011. Oil production attributable to the Underlying Properties for the three-month periods ended June 30, 2012 and 2011 was 1,487 Bbls and 2,117 Bbls, respectively. Oil production decreased during 2012 as a result of normal production declines.

TORCH ENERGY ROYALTY TRUST

During the three-month period ended September 30, 2012, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.01 per MMBtu as compared to $3.32 per MMBtu for the three-month period ended September 30, 2011. During the three-month period ended September 30, 2012, the average price used to calculate Net Proceeds for oil was $86.34 per Bbl as compared to $91.63 per Bbl for the three-month period ended September 30, 2011. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 production, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. Price Credits totaling $8,000 were deducted in calculating the purchase price related to net profits income during the three-month period ended September 30, 2012. All such Price Credits were recouped by the Working Interest Owners in the same period. No Price Credits were deducted in calculating the purchase price related to net profits income during the three-month period ended September 30, 2011. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month period ended September 30, 2011 by $0.5 million. The Sharing Price mechanism did not impact the Net Proceeds calculation during the three-month period ended September 30, 2012.

During the three-month periods ended September 30, 2012 and 2011, the Trust recognized $25,000 and $103,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended September 30, 2012 and 2011 totaled $0.3 million and $0.4 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $1.8 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the three-month period ended September 30, 2011. The Trust sold its interest in the Robinson’s Bend Field in December 2011 as disclosed above in this item.

TORCH ENERGY ROYALTY TRUST

General and administrative expenses amounted to $0.3 million for each of the three-month periods ended September 30, 2012 and 2011. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three-month periods ended September 30, 2012 and 2011, the Trust received cash payments totaling $25,000 and $601,000 respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income and Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of September 30, 2012 and December 31, 2011 was $1.5 million and $2.4 million, respectively.

The foregoing resulted in a distributable loss of $0.2 million, or $0.03 per Unit, for the three-month period ended September 30, 2012 as compared to distributable income of $0.3 million, or $0.03 per Unit, for the same period in 2011. During each of the three-month periods ended September 30, 2012 and 2011, the Trust made no cash distributions to Unitholders.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The Trust received no net profits income from the Trust during the nine-month period ended September 30, 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the TRC Underlying Property Interests until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the nine-month period ended September 30, 2012, TRC withheld Net Proceeds from the Trust totaling $1.1 million. As of September 30, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $1.6 million. During the nine-month period ended September 30, 2011, net profits income was $1.4 million. The Chalkley Gas Volume Adjustment did not affect Net Proceeds paid to the Trust during the nine-month period ended September 30, 2011. See Notes 4 and 8 of the accompanying financial statements for additional information for additional information concerning this adjustment.

The Trust received no payments with respect to the Robinson’s Bend Field during the nine-month period ended September 30, 2011. In calculating the Robinson’s Bend Field Net Proceeds pertaining to production during the nine-month period ended September 30, 2011, costs and expenses exceeded gross revenues by approximately $2.5 million. The Trust was entitled to no payments with respect to the Robinson’s Bend Field until future proceeds exceed the Robinson’s Bend Deficit. The Trust did not anticipate that the Net Proceeds attributable to the Robinson’s Bend Field, if any, would be significant in the future. As of September 30, 2011 (pertaining to production through June 30, 2011), the Robinson’s Bend Cumulative Deficit was approximately $8.7 million.

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

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 694,150 Mcf and 1,818,096 Mcf during the nine-month period ended June 30, 2012 and 2011, respectively. Natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field (excluding production generated from the Infill Wells) was 1,061,885 Mcf during the nine-month period ended June 30, 2011. There was no natural gas production attributable to the Underlying Properties in the Robinson’s Bend Field during the same period in 2012 as a result of the Trust selling its interests in such properties in December 31, 2011. Oil production attributable to the Underlying Properties during the nine-month period ended June 30, 2012 and 2011 was 5,360 Bbls and 6,301 Bbls, respectively. Oil production decreased during 2012 as a result of normal production declines.

During the nine-month period ended September 30, 2012, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.42 per MMBtu as compared to $3.19 per MMBtu for the nine-month period ended September 30, 2011. During the nine-month period ended September 30, 2012, the average price used to calculate Net Proceeds for oil was $89.63 per Bbl as compared to $84.08 per Bbl for the nine-month period ended September 30, 2011. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010 production, respectively. The Sharing Price per MMBtu was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of

TORCH ENERGY ROYALTY TRUST

September 30, 2012 and December 31, 2011, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. Price Credits totaling $8,000 were deducted in calculating the purchase price related to net profits income during the nine-month period ended September 30, 2012. All such Price Credits were recouped by the Working Interest Owners in the same period. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine-month period ended September 30, 2011. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the nine-month periods ended September 30, 2012 and 2011 by $0.1 million and $1.4 million, respectively.

During each of the nine-month periods ended September 30, 2012 and 2011, the Trust recognized $109,000 and $216,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the nine-month periods ended September 30, 2012 and 2011 totaled $0.9 million and $1.3 million, respectively. With respect to the Robinsons’ Bend Field, lease operating expenses and capital expenditures of $5.1 million were deducted in calculating the Net Proceeds payable to the Trust from the Robinson’s Bend Field for the nine-month period ended September 30, 2011. The Trust sold its interest in the Robinson’s Bend Field in December 2011 as disclosed above in this item.

General and administrative expenses amounted to $0.9 million and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the nine-month periods ended September 30, 2012 and 2011, the Trust received cash payments totaling $0.1 million and $1.6 million, respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income and Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of September 30, 2012 and December 31, 2011 was $1.5 million and $2.4 million, respectively.

The foregoing resulted in a distributable loss of $0.8 million, or $0.10 per Unit, for the nine-month period ended September 30, 2012 as compared to distributable income of $0.6 million, or $0.07 per Unit, for the same period in 2011. During the nine-month period ended September 30, 2012, the Trust made no cash distributions to Unitholders. During the nine-month period ended September 30, 2011, cash distributions made to Unitholders totaled $1.5 million, or 17.0 cents per Unit.

TORCH ENERGY ROYALTY TRUST

Net profits income received by the Trust during the three and nine month periods ended September 30, 2012 and 2011, derived from production sold during the three and nine months ended June 30, 2012 and 2011, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended September 30, 2012 (a)				Three Months Ended September 30, 2011
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total
Oil and natural gas revenues	$591	$—		$1,997	$1,020	$977	$1,997

Direct operating expenses:
Lease operating expenses and property tax	291	—		2,156	373	1,783	2,156
Severance tax	47	—		135	71	64	135

	338	—		2,291	444	1,847	2,291

Net proceeds before capital expenditures	253	—		(294)	576	(870)	(294)
Capital expenditures	15	—		62	52	10	62

Net proceeds	238	—		(356)	524	(880)	(356)
Net profits percentage	95%	—	(b)	—	95%	— (b)	—

Net profits income	226	—		498	498	—	498
Chalkley Gas Volume Adj. (a)	(226)				—	—	—

Net profits income	$—	$—		$—	$498	$—	$498

	Nine Months Ended September 30, 2012 (a)				Nine Months Ended September 30, 2011
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields (a)	Robinson’s Bend Field	Total
Oil and natural gas revenues	$2,230	$—		$2,230	$2,944	$2,878	$5,822

Direct operating expenses:
Lease operating expenses and property tax	914	—		914	1,165	5,127	6,292
Severance tax	178	—		178	198	195	393

	1,092	—		1,092	1,363	5,322	6,685

Net proceeds before capital expenditures	1,138	—		1,138	1,581	(2,444)	(863)
Capital expenditures	10	—		10	96	12	98

Net proceeds	1,128	—		1,128	1,485	(2,456)	(961)
Net profits percentage	95%	—	(b)	95%	95%	— (b)	—

Net profits income	1,072	—		1,072	1,411	—	1,411
Chalkley Gas Volume Adj. (a)	(1,072)				—	—	—

Net profits income	$—	$—		$—	$1,411	$—	$1,411

TORCH ENERGY ROYALTY TRUST

(a)	The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and nine-month periods ended September 30, 2012 by $0.2 million and $1.1 million, respectively. See Notes 4 and 8 to the Trust’s accompanying financial statements for additional information.
(b)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during the three-month and nine-month periods ended September 30, 2011. The Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field on December 13, 2011. See Note 5 to the Trust’s accompanying financial statements for additional information.

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the three-month and nine-month periods ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

TORCH ENERGY ROYALTY TRUST

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

By:	/s/ J David A. Vanaskey
David A. Vanaskey
Vice President

Date: February 3, 2014

(The Trust has no employees, directors or executive officers.)