Form 10-K
period 2012-12-31
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

At January 27, 2014, there were 8,600,000 Units of Beneficial Interest of the Trust outstanding.

Torch Energy Royalty Trust

Annual Report on Form 10-K

For the fiscal year ended December 31, 2012

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

Torch Energy Royalty Trust

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

Torch Energy Royalty Trust

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

Torch Energy Royalty Trust

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

Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price was $2.05, $1.99 and $1.97 per MMBtu for 2012, 2011 and 2010, respectively. The Sharing Price was $2.54, $2.46 and $2.43 for 2012, 2011 and 2010, respectively. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.335 and $0.331 for 2011 and 2010, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. On December 13, 2011, the Trust sold all of its Net Profits Interests, which burdened certain working interests owned by Constellation Energy Partners LLC, attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the accompanying financial statements and Item 3. Legal Proceedings for additional information.

Torch Energy Royalty Trust

In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. The purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields is reduced by a transportation fee of $0.045 per MMBtu.

During the years ended December 31, 2012, 2011 and 2010, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2012, 2011 and 2010 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.09 million, $0.9 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Net Profits Interests

The Net Profits Interests entitle the Trust to receive 95% of the Net Proceeds attributable to oil and natural gas produced and sold from wells (other than infill wells) on the Underlying Properties. All of the Net Profits Interests have been sold as of August 2013 and the Trust is winding down its operations. In calculating Net Proceeds from the Robinson’s Bend Field, operating and development costs incurred prior to January 1, 2003 were not deducted. In addition, the amounts paid to the Trust from the Robinson’s Bend Field during any calendar quarter are subject to a volume limitation (“Volume Limitation”) equal to the gross proceeds from the sale of 912.5 MMcf of natural gas, less property, production, severance and related taxes. The Robinson’s Bend Field production attributable to the Trust did not meet the Volume Limitation during the years ended December 31, 2011 and 2010. On December 13, 2011, the Trust sold all of its Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field to RBP II. See Note 5 of the accompanying financial statements and Item 3. Legal Proceedings for additional information.

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

Torch Energy Royalty Trust

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

Torch Energy Royalty Trust

fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Trust and/or Torch. Therefore, actual production, revenues, taxes and development and operation expenditures may not occur as estimated.

Future results of the Trust will depend upon the ability of the owners of the Underlying Properties to develop, produce and sell their oil and natural gas reserves and the corresponding proceeds from such sales which may vary widely. The reserve data included herein are estimates only and are subject to many uncertainties. Actual quantities of oil and natural gas may differ considerably from the amounts set forth herein. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. The present value, discounted at 10%, of future net cash flows from proved reserves attributable to the Net Profits Interests does not represent the fair market value of the proved reserves, or the price at which the Net Profits Interests could be sold. A determination of fair market value would involve consideration of many factors in addition to the present value, discounted at 10%. An impairment loss is recognized when the net carrying value of the Net Profits Interests exceeds its fair market value. During the year ended December 31, 2012, no impairment loss was recognized. An impairment loss of $6.8 million was recognized in 2011 and no impairment loss was recognized during 2010.

If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.

The Trustee does not intend to pay any amounts for the Texas margin tax for tax periods subsequent to January 1, 2008, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. The effective date of the legislation was January 1, 2008, but the tax was generally imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for each of the five years ending December 31, 2012, including the tax liability accruing on income distributed after December 2006 attributable to Trust revenues during the six years ended December 31, 2012 from which no tax was withheld. For more information about the Texas margin tax, see Note 3 to the Trust’s accompanying financial statements.

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

Item 2. Properties.

Description of the Underlying Properties

Chalkley Field. The Underlying Properties in the Chalkley Field, located in Cameron Parish, Louisiana, include an average 16.2% working interest (12.1% net revenue interest) in five unitized wells (excluding Infill Wells) producing from the Miogyp “B” reservoir. As of December 31, 2012, one Infill Well has been drilled on the Underlying Properties in the Chalkley Field. The average working interest and net revenue interest (net to the Trust’s 20% interest) for the Chalkley Infill Well is approximately 3.2% and 2.4%. These wells produce from a depth in excess of 14,000 feet. A subsidiary of ExxonMobil Corporation operates the wells.

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

Cotton Valley Fields. The Underlying Properties include an average 56.8% working interest (44.0% net revenue interest) in 41 wells (excluding Infill Wells) in four fields that produce from the Upper and Lower Cotton Valley formations in Texas. As of December 31, 2012, 32 Infill Wells have been drilled on the Underlying Properties in the Cotton Valley Fields. The average working interest and net revenue interest of the Cotton Valley Fields Infill Wells (net to the Trust’s 20% interest) is approximately 15.3% and 12.4%, respectively. A subsidiary of Torch operates 40 of these wells. The remaining wells are operated by Samson Lone Star Limited Partnership (“Samson”).

Torch Energy Royalty Trust

Austin Chalk Fields. The Underlying Properties include an average of 15.1% working interest (11.6% net revenue interest) in 59 wells in the Austin Chalk Fields of Central Texas. Production from these fields is derived primarily from the highly fractured Austin Chalk formation using horizontal drilling techniques. A subsidiary of Torch operates two wells in the Austin Chalk Fields. The remaining wells in the Austin Chalk Fields are operated by third parties.

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

Oil and Natural Gas Reserves

The pre-tax future net cash flows, discounted at 10%, attributable to the net proved reserves of the Net Profits Interests was approximately $6.5 million as of December 31, 2012. See Note 8 of the Trust’s accompanying financial statements for additional information concerning the net proved reserves of the Net Profits Interests.

Well Count and Acreage Summary

The following table shows, as of December 31, 2012, the gross and net interest in oil and natural gas wells for the Underlying Properties:

	Natural Gas Wells		Oil Wells
	Gross	Net	Gross	Net
Chalkley Field	6	0.8	—	—
Robinson’s Bend Field (a)	—	—	—	—
Cotton Valley Fields	73	25.4	—	—
Austin Chalk Fields	26	4.3	35	5.9

Total	105	30.5	35	5.9

The following table shows the gross and net acreage for the Underlying Properties as of December 31, 2012. A gross acre in the following table refers to the number of acres in which a working interest is burdened by the Trust’s Net Profits Interests. The number of net acres is the sum of the fractional ownership of working interests burdened by the Trust’s Net Profits Interests in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

	Acreage
	Gross	Net
Chalkley Field	2,152	348
Robinson’s Bend Field (a)	—	—
Cotton Valley Fields	4,411	2,606
Austin Chalk Fields	22,468	3,791

Total	29,031	6,745

(a)	On December 13, 2011, the Trust sold all of its Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 and Item 3. Legal Proceedings for additional information.

Torch Energy Royalty Trust

Drilling Activity

The following table sets forth the results of drilling activity for the Underlying Properties during the three years ended December 31, 2012. Gross wells, as it applies to wells in the following table, refers to the number of wells in which a working interest is owned directly by the owners of the Underlying Properties and Infill Wells (“Gross Well”). A net well (“Net Well”) represents the sum of the fractional ownership working interests in the Gross Wells expressed as whole numbers and percentages thereof.

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

Development Wells - Chalkley Field (a)
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2012	0	0	0	0	0	0
2011	0	0	0	0	0	0
2010	0	0	0	0	0	0

Development Wells - Cotton Valley Fields
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2012	0	0	0	0	0	0
2011	0	0	0	0	0	0
2010	0	0	0	0	0	0

Development Wells - Austin Chalk Fields
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2012	0	0	0	0	0	0
2011	0	0	0	0	0	0
2010	0	1	1	0	.04	.04

Development Wells - Robinson’s Bend Field (b)
Gross				Net
	Productive	Dry Holes	Total	Productive	Dry Holes	Total

2012	0	0	0	0	0	0
2011	0	0	0	0	0	0
2010	0	0	0	0	0	0

(a)	In 2007, an Infill Well was drilled in the Chalkley Field for which the Trust has not received cash distributions. As of December 31, 2012, costs and expenses exceeded gross revenues by approximately $2.2 million (before interest expense). The Trust will receive no payments for distributions with respect to the Chalkley Field Infill Well until the future proceeds exceed the sum of future costs and expenses and the cumulative excess of such costs and expenses including interest.
(b)	On December 13, 2011, the Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the Trust’s accompanying financial statements and Item 3. Legal Proceedings for additional information.

Torch Energy Royalty Trust

Oil and Natural Gas Sales Prices and Production Costs

The following table sets forth, for the Underlying Properties, the net production volumes of natural gas and oil, the weighted average lifting cost and taxes per Mcfe deducted in calculating Net Proceeds and the weighted average sales price per Mcf of natural gas and Bbl of oil for production attributable to Net Proceeds during the years ended December 31, 2012, 2011 and 2010 (derived from production during the twelve months ended September 30, 2012, 2011 and 2010, respectively).

In 2012 and 2011, Net Proceeds paid to the Trust were reduced by $1.3 million and $0.4 million, respectively, as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 pertaining to the Chalkley Field (“Chalkley Gas Volume Adjustment”). In 2010, Net Proceeds paid to the Trust with respect to net profits income generated in the Austin Chalk Fields were reduced by $826,000 (including interest expense of $70,000) to recoup overpayments to the Trust by TRC during the five year period ended December 31, 2009 (“Austin Chalk Gas Volume Adjustment”). The effects of the Chalkley Gas Volume Adjustment and the Austin Chalk Gas Volume Adjustment have been excluded from the data set forth in the table below, except for information included in footnote (a) and (b).

	Chalkley, Cotton Valley And Austin Chalk Fields
	2012 (a)	2011 (a)	2010 (b)
Production:
Natural Gas (MMcf)	907	1,004	1,156
Oil (Mbbl)	7	8	13

Weighted average lifting cost per Mcfe	$1.29	$.56	$1.47
Weighted average taxes on production per Mcfe	$0.24	$0.27	$0.33
Weighted average sales price (c)
Natural Gas ($/Mcf)	$2.54	$3.20	$3.34
Oil ($/Bbl)	$88.55	$83.09	$69.10

	Robinson’s Bend Field
	2012 (d)	2011	2010
Production:
Natural Gas (MMcf)	—	1,416	1,473
Oil (Mbbl)	—	—	—

Weighted average lifting cost per Mcfe	$—	$4.60	$4.80
Weighted average taxes on production per Mcfe	$—	$0.18	$0.21
Weighted average sales price (c)
Natural Gas ($/Mcf)	$—	$2.73	$2.89
Oil ($/Bbl)	$—	$—	$—

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds received by the Trust in 2012 and 2011 by $1.3 million and $0.4 million, respectively. See Note 4 of the accompanying financial statements for additional information.
(b)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Gas volumes related to such adjustment were 53 MMcf pertaining to gas sales during the twelve month ended December 31, 2009 and 0 MMcf pertaining to gas sales during each twelve month period ended 2011 and 2010. The total natural gas sales volumes pertaining to the Austin Chalk Gas Volume Adjustment of 198 MMcf were compensated with natural gas sales volumes in 2010.
(c)	Average sales prices are reflective of natural gas prices received by the Trust less certain gathering, treating and transportation charges.
(d)	On December 13, 2011, the Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the Trust’s audited financials statements and Item 3. Legal Proceedings for additional information.

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

On December 22, 2008, the Trustee received a demand letter from Trust Venture Company, LLC with respect to certain enumerated costs – including administrative costs and costs for water gathering, treating and disposal – that are deducted by the working interest owners of certain of the Underlying Properties from the Net Profit Interests before remitting the Net Proceeds to the Trustee and the Trust. Trust Venture Company, LLC has concluded that the Trust has been overcharged (and continues to be overcharged) by the working interest owners of certain of the Underlying Properties and that these overcharges have damaged the Trust (and as a result, all of the Trust’s Unitholders). In addition, Trust Venture Company, LLC asserts that the working interest owners have failed to provide the required accountings as set forth in the Conveyances and that the Trust may request the court to require the working interest owners to provide such an accounting. Trust Venture Company, LLC requested that the Trustee either institute legal action against the working interest owners, or authorize Trust Venture Company, LLC to commence a derivative action against the current working interest owner of the Alabama property in accordance with, inter alia, Section 3816 of the Delaware Statutory Trust Act, codified at 12 Del. C. 3816(a), to recover all overcharges related to administrative costs, water gathering, treating and disposal costs and all overcharges reflected in the accounting. The Trustee responded on December 22, 2008 to Trust Venture Company, LLC with a request for additional information which it has now received. The Trustee carefully considered Trust Venture Company, LLC’s demand letter, and concluded, in the reasoned exercise of its business judgment, that it is in the best interest of the Trust and all Unitholders to authorize Trust Venture Company, LLC to commence a derivative action and provided its authorization as of December 30, 2008.

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

Torch Energy Royalty Trust

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

The Trust has also previously disclosed information regarding the termination of the Trust, the ongoing Alabama derivative litigation, the concluded Texas arbitration and other information regarding the Trust on its 2007, 2008, 2009, 2010 and 2011 Annual Report on Form 10-K filed with the SEC and its Current Reports on Form 8-K filed with the SEC. The Unitholders are urged to read the above mentioned and all other filings by the Trust with the SEC carefully and in their entirety.

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

Torch Energy Royalty Trust

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

The Alabama Circuit Court of Tuscaloosa County, Alabama convened a hearing on the settlement on April 11, 2011, at 2:00 p.m. CDT (the “Settlement Hearing”). At the Settlement Hearing, the Court determined whether or not (i) to approve the Settlement as memorialized in the proposed Settlement and Release Agreement with Constellation Energy Partners LLC, and (ii) to approve an Order ending this derivative action. On February 23, 2011, the Trust sent the Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear to the Trust’s unitholders of record as of February 11, 2011, as required by the Settlement. On April 18, 2011, the Trust issued a press release and disclosed information on its Current Report on Form 8-K that the Alabama Circuit Court of Tuscaloosa County, Alabama approved in all respects the settlement as memorialized in the proposed Settlement and Release Agreement and ordered that the matter be dismissed, with prejudice, costs taxed as paid. In the Order and Final Judgment entered by the Court dated as of April 13, 2011, the Circuit Court acknowledged receiving the report from counsel for the trustee of the Trust that no objections to the proposed settlement in this matter had been received, and the Court confirmed after review that the Settlement and Release Agreement is fair, reasonable and adequate. The proposed Settlement and Release Agreement became effective on June 13, 2011.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Units, Related Unitholder Matters and Registrant Purchases of Equity Securities.

The Units are currently listed and traded on the Pink Sheets under the symbol “TRRU.” At December 31, 2012, there were 8,600,000 Units outstanding and approximately 154 Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the NYSE and the amount of quarterly cash distributions per Unit made by the Trust:

	High	Low	Distributions

Fiscal Year Ended December 31, 2011:
Quarter ended March 31, 2011	$4.22	$2.50	$0.00
Quarter ended June 30, 2011	$3.08	$1.50	$0.00
Quarter ended September 30, 2011	$3.59	$1.50	$0.17
Quarter ended December 31, 2011	$6.30	$2.05	$0.00

Fiscal Year Ended December 31, 2012:
Quarter ended March 31, 2012	$3.20	$1.97	$0.00
Quarter ended June 30, 2012	$2.65	$1.41	$0.00
Quarter ended September 30, 2012	$1.79	$1.31	$0.00
Quarter ended December 31, 2012	$1.75	$0.56	$0.00

Torch Energy Royalty Trust

Item 6. Selected Financial Data. (In thousands, except per unit amounts)

	2012		2011		2010		2009	2008
Net profits income	$—	(a)	$1,411	(a)	$1,285	(b)	$2,516	$6,217
Net Profits Interests sale proceeds	$—		$1,000	(c)	$—		$—	$—
Infill Well Net Proceeds	$141		$320		$1,937		$89	$161
Distributable income (loss)	$(1,059	) (a)	$1,251	(a)	$2,060	(b)	$1,236	$3,162
Distributions declared	$—		$1,462		$—		$3,891	$258
Distributable income (loss) per Unit	$(0.12	) (a)	$0.15	(a)	$0.24	(b)	$0.14	$0.37
Cash Reserve per Unit	$0.13		$0.28		$0.29		$0.10	$0.46
Distributions per Unit	$—		$0.17		$0.00		$0.45	$0.03
Total assets (at end of period)	$4,480		$5,865		$14,219		$15,250	$19,623

(a)	In 2012 and 2011, net profits income and distributable income were each reduced by $1.3 million, or $0.15 per unit, and $369,000, or $0.04 per unit, respectively, as a result of the Chalkley Gas Volume Adjustment. See Note 4 to the Trust’s accompanying financial statements for additional information.
(b)	In 2010, net profits income and distributable income were reduced by $756,000 and 826,000 (including $70,000 of interest expense), respectively, by the Austin Chalk Gas Volume Adjustment. Distributable income per unit was reduced by $0.10 for such adjustment. See Note 4 to the Trust’s accompanying financial statements for additional information.
(c)	On December 13, 2011, the Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the accompanying financial statements and Item 3. Legal Proceedings for additional information concerning the sale of the Robinson’s Bend Field Net Profits Interests.

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

Torch Energy Royalty Trust

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Discussion of Years Ended December 31, 2012, 2011, and 2010

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the years ended December 31, 2012, 2011 and 2010 are derived from actual oil and natural gas production from October 1, 2011 through September 30, 2012, October 1, 2010 through September 30, 2011 and October 1, 2009 through September 30, 2010, respectively. The following tables set forth oil and natural gas sales attributable to the Underlying Properties during the three years ended December 31, 2012.

The data set forth in the table below, except for information contained in footnotes (a) and (b), excludes the effect of the Chalkley Gas Volume Adjustment and the Austin Chalk Gas Volume Adjustment. See Note 4 to the Trust’s accompanying financial statements for additional information concerning these adjustments.

	Bbls of Oil
	2012 (a)		2011 (a)	2010

Chalkley Field	1,590		1,906	2,337
Robinson’s Bend Field	—		—	—
Cotton Valley Fields	1,395		1,038	1,042
Austin Chalk Fields	4,140		5,261	9,256

Total	7,125		8,205	12,635

	Mcf of Natural Gas
	2012 (a)		2011 (a)	2010

Chalkley Field	455,933		536,449	609,035
Robinson’s Bend Field	—	(c)	1,416,087	1,473,483
Cotton Valley Fields	380,585		414,982	438,941
Austin Chalk Fields	70,667		53,002	108,062	(b)

Total	907,185		2,420,520	2,629,521

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust in 2012 and 2011 by $1.3 million and $0.4 million, respectively. The Chalkley Gas Volume Adjustment did not affect Net Proceeds received by the Trust in 2010. See Note 4 to the Trust’s accompanying financial statements for additional information.
(b)	Excludes the effect of the Austin Chalk Gas Volume Adjustment. Oil sales were not impacted by this adjustment. See Note 4 to the Trust’s accompanying financial statements for additional information.
(c)	On December 13, 2011 the Trust sold all of its Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the accompanying financial statements for additional information.

The Trust received no net profits income from the Trust during 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such

Torch Energy Royalty Trust

overpayment. During the year ended December 31, 2012, TRC withheld Net Proceeds from the Trust totaling $1.3 million. As of December 31, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $1.3 million. See Notes 4 and 10 of the accompanying financial statements for additional information.

For the year ended December 31, 2011, net profits income was $1.4 million, as compared to $1.3 million in 2010. Net profits income in 2011 was adversely impacted by TRC withholding Net Proceeds totaling $0.4 million as a result of the Chalkley Gas Volume Adjustment.

Commencing with the second quarter of 2003 distribution (pertaining to the quarter ended March 31, 2003 production) lease operating expenses and capital expenditures have been deducted in calculating Robinson’s Bend Net Proceeds. The Trust received no payments with respect to the Robinson’s Bend Field during each of the years ended December 31, 2012, 2011 and 2010. On December 13, 2011, the Trust entered into a purchase and sale agreement by and among the Trust and Robinson’s Bend Production II, LLC (“RBP II”), a Delaware limited liability company and a subsidiary of Constellation Energy Partners LLC, pursuant to which the Trust agreed to sell, and RBP II agreed to purchase, all of the Trust’s Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field for a purchase price of $1,000,000. See Note 5 of the Trust accompanying financial statements and Item 3. Legal Proceedings concerning the sale of the Robinson’s Bend Field Net Profits Interests.

Prior to the effects of the Chalkley Gas Volume Adjustment and Austin Chalk Gas Volume Adjustment (See Note 4 to the Trust’s accompanying financial statements), natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields was 907 MMcf, 1,004 MMcf and 1,156 MMcf in 2012, 2011 and 2010, respectively. Natural gas production decreased during each of the three years ended December 31, 2012 mainly as a result of normal production declines.

Natural gas production attributable to the Underlying Properties (excluding production generated from the Infill Wells) in the Robinson’s Bend Field was 1,416 MMcf and 1,473 MMcf in 2011 and 2010, respectively. Natural gas production decreased in 2011 as compared to 2010 mainly as a result of normal production declines. Oil production attributable to the Underlying Properties for the year ended December 31, 2012 was 7,125 Bbls as compared to 8,205 Bbls and 12,635 Bbls for the same periods in 2011 and 2010, respectively.

The average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, during the year ended December 31, 2012 was $2.44 per MMBtu as compared to $3.27 and $3.36 per MMBtu for the years ended December 31, 2011 and 2010, respectively. Such average gas price calculations exclude the effects of the Chalkley Gas Volume Adjustment and Austin Chalk Gas Volume Adjustment discussed in Note 4 of the Trust’s accompanying financial statements. The average price used to calculate Net Proceeds for oil during the years ended December 31, 2012, 2011 and 2010 was $88.55, $83.09 and $69.11 per Bbl, respectively.

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

Torch Energy Royalty Trust

The Minimum Price per MMBtu for 2012, 2011 and 2010 was $2.05, $1.99 and $1.97, respectively. The Sharing Price per MMBtu for 2012, 2011 and 2010 was $2.54, $2.46 and $2.43, respectively. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds during the years ended December 31, 2012, 2011, and 2010 by $0.2 million, $1.9 million and $2.5 million, respectively. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. Price Credits totaling $8,000 were deducted in calculating the purchase price related to net profits income during the year ended December 31, 2012. All such Price Credits were recouped by the Working Interest Owners during the year ended December 31, 2012. No Price Credits were deducted in calculating the purchase price related to net profits income during the years ended December 31, 2011 and 2010.

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

During the three years ended December 31, 2012, 2011 and 2010, Infill Well Net Proceeds were $141,000, $320,000 and $1.9 million, respectively. Infill Well Net Proceeds in 2010 were favorably impacted by the recognition of the $1.3 million of Restricted Infill Well Net Proceeds. See Note 4 of the Trust’s accompanying financial statements for information concerning Restricted Infill Well Net Proceeds. Infill Well Net Proceeds during each of the three years ended December 31, 2012 were mainly generated from Infill Wells in the Cotton Valley Fields.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds were $1.3 million, $1.7 million and $2.2 million in 2012, 2011 and 2010, respectively.

General and administrative expenses were $1.2 million, $1.5 million and $1.1 million during each of the years ended December 31, 2012, 2011 and 2010, respectively. During each of the three years ended December 31, 2012, general and administrative expenses include costs pertaining to administrative services provided by Torch and the Trustee, legal fees, accounting fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to Section 3.07 of the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During 2012, 2011 and 2010, the Trust received cash payments totaling $141,000, $1.7 million and $1.9 million, respectively, from the Working Interest Owners of the Underlying Properties pertaining to net profits income. In 2011, the Trust received $1,000,000 from RBP II in connection with the Trust’s sale of all its Net Profits Interests in the Robinson’s Bend Field. During 2012, 2011 and 2010, $141,000, $1.3 million and $3.2 million (including Restricted Infill Well Net Proceeds of $1.3 million), respectively, of the cash payments received by the Trust were allocated into the Cash Reserve. The Cash Reserve as of December 31, 2012 and 2011 was $1.1 million and $2.4 million, respectively.

For the year ended December 31, 2012, the Trust incurred a distributable loss of $1.1 million, or $0.12 per Unit. During the year ended December 31, 2011, distributable income was $1.3 million, or $0.15 per Unit, as compared to $2.1 million, or $0.24 per Unit for the same period in 2010. Total cash distributions of $1.5 million, or $0.17 per Unit, were made during the years ended December 31, 2011. No cash distributions were made to Unitholders in 2012 and 2010.

Torch Energy Royalty Trust

Net profits income received by the Trust during the years ended December 31, 2012, 2011 and 2010, derived from production sold during the twelve months ended September 30, 2012, 2011 and 2010, respectively, was computed as shown in the following table (in thousands):

	Year Ended December 31,
	2012 (a)				2011 (a)			2010 (b)
	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field		Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total	Chalkley, Cotton Valley and Austin Chalk Fields	Robinson’s Bend Field	Total

Oil and natural gas revenues	$2,932	$—			$3,899	$3,868		$3,944	$4,254

Direct operating expenses:
Lease operating expenses (including property tax)	1,222	—			1,640	6,513		1,811	7,074

Severance tax	225	—			280	258		404	305

	1,447	—			1,920	6,771		2,215	7,379

Net proceeds before capital expenditures	1,485	—			1,979	(2,903)		1,729	(3,125)
Capital expenditures	67	—			105	56		376	14

	1,418	—			1,874	(2,959)		1,353	(3,139)
Net profits percentage	95%	—	(c)		95%	— (c)		95%	— (c)

	1,347	—			1,780	(2,959)		1,285	(3,139)

Chalkley Gas Volume Adj. (a)	(1,347)	—			(369)	—		—	—

Net profits income	$—	$—		$—	$1,411	$—	$1,411	$1,285	$—	$1,285

(a)	The Chalkley Gas Volume Adjustment reduced net profits income in 2012 and 2011 by $1.3 million and $369,000, respectively. See Notes 4 and 10 to the Trust’s accompanying financial statements for additional information.
(b)	Net of the Austin Chalk Gas Volume Adjustment which reduced net profits income in 2010 by $756,000. See Note 4 to the Trust’s accompanying financial statements for additional information.
(c)	With respect to the Robinson’s Bend Field, the Trust received no cash distributions during each of the years ended December 31, 2011 and 2010 (pertaining to production during the twelve months ended September 30, 2011 and 2010, respectively). The Trust sold all of its net profits interests attributable to the Underlying Properties in the Robinson’s Bend Field on December 13, 2011. See Note 5 of the accompanying financial statements. See also Item 3. Legal Proceeding for additional information concerning the sale of the Robinson’s Bend Field Net Profits Interests.

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

Torch Energy Royalty Trust

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

Chalkley Gas Volume Adjustment

During the three months ended December 31, 2011, TRC determined that it had overpaid the Trust $3.0 million (including $1.9 million of accrued interest) with respect to TRC’s Underlying Property interests in the Chalkley Field. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. Accordingly, during the year ended December 31, 2012 and the quarter ended December 31, 2011, TRC did not pay the Trust Net Proceeds of $1.3 million and $0.4 million, respectively, generated from TRC’s Underlying Property Interests attributable to oil and gas sales during the twelve months ended September 30, 2012 and the three months ended September 30, 2011, respectively. As of December 31, 2012, the unrecouped balance of the Chalkley Gas Volume Adjustment was $1.3 million.

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

Upon the Trust’s termination, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010, respectively. The Sharing Price was $2.54, $2.46 and $2.43 per MMBtu in 2012, 2011 and 2010, respectively. See Item 1. Business and Item 1A. Risk Factors relating to the termination of the Trust and the arbitration proceeding relating to the proper calculation of the Net Profits Interests payments owed to the Trust following termination of the Trust and the Alabama litigation. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of December 31, 2012.

Torch Energy Royalty Trust

Item 8. Financial Statements and Supplementary Data.

Torch Energy Royalty Trust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wilmington Trust Company

as Trustee of Torch Energy Royalty Trust

and to the Unitholders:

We have audited the accompanying statements of assets, liabilities and trust corpus of the Torch Energy Royalty Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income (loss) and changes in trust corpus for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine the Trustee’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.

As described in Note 2, the accompanying financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with the basis of accounting described in Note 2.

As discussed in Note 1 to the financial statements, the Trust terminated effective January 29, 2008. Certain responsibilities of the Trustee, including those associated with selling the assets of the Trust, are also as described in Note 1.

/s/ UHY LLP
Houston, Texas
February 3, 2014

Torch Energy Royalty Trust

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In Thousands)

	December 31, 2012	December 31, 2011

ASSETS

Cash reserve	$1,139	$2,383

Net profits interests in oil and natural gas properties (net of accumulated amortization of $177,259 and $177,118 at December 31, 2012 and 2011, respectively)	3,341	3,482

	$4,480	$5,865

LIABILITIES AND TRUST CORPUS

Trust expense payable	$290	$475
Trust corpus	4,190	5,390

	$4,480	$5,865

The accompanying notes to financial statements

are an integral part of these statements.

Torch Energy Royalty Trust

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010

Net profits income	$—	$1,411	$1,285
Infill well net proceeds	141	320	1,937
Net profits interests sale proceeds	—	1,000	—

	141	2,731	3,222

General and administrative expenses	1,200	1,480	1,092
Interest expense	—	—	70

Distributable income \ (loss)	$(1,059)	$1,251	$2,060

Distributable (loss) income per Unit (8,600 Units)	$(0.12)	$0.15	$0.24

Distributions per Unit	$0.00	$0.17	$0.00

The accompanying notes to financial statements

are an integral part of these statements.

Torch Energy Royalty Trust

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Year Ended December 31,
	2012	2011	2010

Trust corpus, beginning of year	$5,390	$13,852	$13,174

Amortization of Net Profits Interests	(141)	(1,501)	(1,382)

Impairment expense	—	(6,750)	—

Distributable income \ (loss)	(1,059)	1,251	2,060

Distributions to Unitholders	—	(1,462)	—

Trust Corpus, end of year	$4,190	$5,390	$13,852

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

2.	Basis of Accounting, Significant Accounting Policies and Recent Accounting Pronouncements

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Revenues recognized during the years ended December 31, 2012, 2011 and 2010 are generally derived from oil and natural gas production sold during the twelve-month periods ended September 30, 2012, 2011 and 2010, respectively. The Trust did not receive revenues from TRC with respect to production during the twelve-month period ended September 30, 2012 and the three-month period ended September 30, 2011 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 of the Trust’s accompanying financial statements for additional information.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. During the year ended December 31, 2011, an impairment loss of $6.8 million was recognized. At December 31, 2012 and 2010, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

Torch Energy Royalty Trust

During 2011, TRC determined that it had overpaid the Trust $3.0 million (including $1.9 million of accrued interest as of December 31, 2011) in 1994 and 1995 with respect to TRC’s Underlying Property interests in the Chalkley Field. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. The Chalkley Gas Volume Adjustment was settled on August 30, 2013. See Note 5 of the Trust’s accompanying financial statements for further discussion.

Year Ended December 31, 2012

As a result of the Chalkley Gas Volume Adjustment, TRC withheld Net Proceeds from the Trust in 2012 totaling $1.3 million generated from TRC’s Underlying Property Interests during the twelve months ended September 30, 2012. As of December 31, 2012, the unrecouped balance of the Chalkley Gas Volume Adjustment was $1.3 million. During the year ended December 31, 2012, the Trust received cash payments totaling $141,000 from the Working Interest Owners which are recorded as Infill Well Net Proceeds included in the Statements of Distributable Income (Loss) and received no net profits income in 2012 as a result of the Chalkey Gas Volume Adjustment. During the twelve months ended December 31, 2012, no cash distributions were made to the Unitholders. As of December 31, 2012, the Cash Reserve was $1.1 million.

Year Ended December 31, 2011

During the three months ended December 31, 2011, TRC did not pay the Trust Net Proceeds of $0.4 million generated from TRC’s Underlying Property Interests attributable to oil and gas sales during the three months ended September 30, 2011 as a result of the Chalkely Gas Volume Adjustment. As of December 31, 2011, the unrecouped balance of the Chalkley Gas Volume Adjustment was $2.6 million.

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

Torch Energy Royalty Trust

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

On August 4, 2011 the Trust entered into a material definitive agreement for advisory and marketing services with an effective date of August 1, 2011 with respect to the sale of the Net Profits Interests pursuant to an agreement with PLS, Inc., a Texas corporation. The Trust notified Robinson’s Bend Production II, LLC (“RBP II”), a Delaware limited liability company and a subsidiary of Constellation Energy Partners, on November 3, 2011 that it was the successful bidder in the public auction of the sale of the Net Profits Interests attributable to the Robinson’s Bend Field. On December 13, 2011, the Trust entered into a purchase and sale agreement by and between RBP II pursuant to which the Trust agreed to sell, and RBP II agreed to purchase, all of the Trust’s Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field for a purchase price of $1,000,000. The sale signed and closed simultaneously on December 13, 2011.

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

Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. Following the Trust’s termination, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010, respectively. The Sharing Price was $2.54, $2.46 and $2.43 per MMBtu in 2012, 2011 and 2010, respectively. As of December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment.

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

For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted annually for inflation ($0.335 and $0.331 per MMBtu for 2011 and 2010 respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

Torch Energy Royalty Trust

During the years ended December 31, 2012, 2011 and 2010, such fees deducted from the Net Proceeds calculations, attributable to production during the twelve months ended September 30, 2012, 2011 and 2010, in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.09 million, $0.9 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests in the Cotton Valley and Austin Chalk Fields. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Cotton Valley and Austin Chalk fields totaled $232,000, $227,000 and $235,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Services fees charged to the Trust by Torch for the years ended December 31, 2012, 2011 and 2010 were $460,000, $460,000 and $345,000, respectively.

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

Total administrative and transfer agent fees charged by the Trustee were $104,000, $149,000 and $130,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

7.	Trust Expense Payable

Trust expense payable as reflected on the Trust’s Statements of Assets, Liabilities and Trust Corpus was $0.3 million and $0.5 million at December 31, 2012 and 2011, respectively. Such payables represent general and administrative expense accruals.

8.	Supplemental Oil and Natural Gas Information (Unaudited)

Total proved oil and natural gas reserves attributable to the Net Profits Interests as of December 31, 2012, 2011 and 2010 are based upon reserve reports prepared by T.J. Smith & Company, Inc. and Netherland, Sewell & Associates, Inc. (“Independent Reserve Engineers”). Future net cash flows were computed by applying the Purchase Contract prices for oil and natural gas to estimated future production, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves. The estimated reserve quantities in this report are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Trust’s reserves.

Reserve Quantities:

The following table sets forth the estimated total proved and proved developed oil and natural gas reserves attributable to the Trust’s Net Profits Interests (all located in the United States) for the years ended December 31, 2012, 2011 and 2010, based on reserve reports prepared by Independent Reserve Engineers. As a net profits interest does not entitle the Trust to a specific quantity of oil or natural gas, but to a portion of oil and natural gas sufficient to yield a specified portion of the Net Proceeds derived therefrom, proved reserves attributable to a net profits interest are calculated by deducting an amount of oil or natural gas sufficient, if sold at the prices used in preparing the reserve estimates for the Underlying Properties, to pay an amount of applicable future estimated production expenses, development costs and taxes for such Underlying Properties (“Net Equivalent Volumes”). The use of disclosing Net Equivalent Volumes to estimate reserve volumes attributable to the Net Profits Interests is standard practice in the industry.

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

Torch Energy Royalty Trust

Year-end reserves for 2010 attributable to the Trust’s Net Profits Interests were estimated utilizing the unweighted average of the first-day-of-the-month price during 2010, pursuant to the revised SEC pricing rules. In accordance with such SEC pricing rules, year-end reserves and the related future net revenues attributable to the Trust’s Net Profits Interests as of December 31, 2012 and 2011 were estimated utilizing a Purchase Contract price for natural gas, after gathering fees, of $2.65 per Mcf, $3.37 per Mcf and $3.49 per Mcf for 2012, 2011 and 2010, respectively. Such Purchase Contract prices were calculated utilizing the Henry Hub natural gas prices of $2.76 per MMBtu, $4.12 per MMBtu and $4.38 per MMBtu for 2012, 2011 and 2010, respectively.

Year-end reserves at December 31, 2012 were 3.3 billion cubic feet equivalent (“Bcfe”) as compared to year-end 2011 and 2010 reserves of 3.2 Bcfe and 4.0 Bcfe, respectively. The revisions of the estimated oil and natural gas volumes and the related present value of the estimated net future revenues as of December 31, 2012, 2011 and 2010 is primarily a result of fluctuations of natural gas prices utilized in computing the year-end reserves for each of the years then ended.

The Robinson’s Bend Field estimated reserves as of December 31, 2010 were estimated to have no value. On December 13, 2011, the Trust sold all of its Net Profits Interests attributable to the Underlying Properties in the Robinson’s Bend Field. See Note 5 of the Trust’s accompanying financial statements and Item 3. Legal Proceedings for additional information concerning the Robinson’s Bend Field Net Profits Interests Sale.

Description	2012		2011		2010
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)

Proved reserves at beginning of year	14	3,157	17	3,917	28	4,531
Revisions	8	434	1	(218)	(6)	(7)
Extensions and discoveries	—	—	—	—	—	—
Production	(3)	(428)	(4)	(542)	(5)	(607)

Proved reserves at end of year	19	3,163	14	3,157	17	3,917

Proved developed reserves at beginning of year	14	3,157	17	3,917	28	4,531

Proved developed reserves at end of year	19	3,163	14	3,157	17	3,917

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (in thousands):

Estimated future net cash flows from the Net Profits Interests in proved oil and natural gas reserves at December 31, 2012, 2011 and 2010 are presented in the following table:

	December 31,
	2012	2011	2010
Future cash inflows	$19,686	$24,089	$29,326
Future costs and expenses	(9,699)	(12,191)	(14,324)

Net future cash flows	9,987	11,898	15,002
Discount at 10% for timing of cash flows	(3,489)	(3,744)	(4,656)

Present value of future net cash flows for proved reserves	$6,498	$8,154	$10,346

Torch Energy Royalty Trust

The following table sets forth the changes in the present value of estimated future net revenues from proved reserves attributable to the Trust’s Net Profits Interests during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$8,154	$10,346	$10,938
Sales of oil and natural gas produced, net of production costs	(1,359)	(2,108)	(1,301)
Accretion of discount	815	1,035	1,094
Extensions and discoveries	0	0	0
Revision of prior-year estimates, change in prices and other	(1,112)	(1,119)	(385)

Balance at end of year	$6,498	$8,154	$10,346

Estimates of future net cash flows from proved reserves of natural gas and oil condensate were made in accordance with ASC 932, Extractive Activities – Oil and Gas. The Trust has not filed or included in reports to any other Federal authority or agency any estimates of proved net oil and natural gas reserves.

9.	Quarterly Financial Data (Unaudited – in thousands, except per unit amounts)

The following table sets forth, for the periods indicated summarized quarterly financial data:

	Net Profits Income	Distributable Income\(Loss)	Distributable Income Per Unit

Quarter ended March 31, 2012 (a)	$—	$(334)	$(0.04)
Quarter ended June 30, 2012 (a)	—	(255)	(0.03)
Quarter ended September 30, 2012 (a)	—	(230)	(0.03)
Quarter ended December 31, 2012 (a)	—	(240)	(0.03)

	$—	$(1,059)	$(0.12)

Quarter ended March 31, 2011	$466	$60	$0.01
Quarter ended June 30, 2011	447	218	0.03
Quarter ended September 30, 2011	498	281	0.03
Quarter ended December 31, 2011 (a)	0	692	0.08

	$1,411	$1,251	$0.15

(a)	Net Profits Income and Distributable Income during the year ended December 31, 2012 and quarter ended December 31, 2011 were adversely affected by $1.3 million and $0.4 million, respectively, as a result of the Chalkley Volume Adjustment. See Note 4 of the Trust’s accompanying financial statements for additional information.

10.	Subsequent Events

On January 24, 2013, the Trust received notice from NYSE Regulation, Inc. (“NYSE Regulation”) informing the Trust that NYSE Regulation has determined to commence proceedings to delist the Trust’s units from the New York Stock Exchange (“NYSE”), with trading of the units to be suspended prior to the opening of NYSE trading on January 30, 2013.

Torch Energy Royalty Trust

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010. On March 31, 2011, Torch and the Trust extended the expiration date of the agreement by one year to March 31, 2012 or as sooner terminated by written notice from either party within 5 business days’ notice and thereafter such agreement was extended for the period covering up to August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind up and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

Torch Energy Royalty Trust

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

The Trustee assessed the effectiveness of the internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, the Trustee believes that, as of December 31, 2012, the Trust’s internal control over financial reporting was effective based on those criteria.

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

Section 16(a) of the Securities Exchange Act of 1934 requires that beneficial owners of more than 10% of the registrant’s equity securities file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange. To the Trustee’s knowledge, based solely on the information furnished to the Trust, the Trust is unaware of any person that failed to file on a timely basis reports required by Section 16(a) filing requirements with respect to the Units during and for the year ended December 31, 2012.

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

Torch Energy Royalty Trust

more of the outstanding Units. Information set forth in the table with respect to beneficial ownership of Units has been obtained from filings made by the named beneficial owners with the Securities and Exchange Commission as of November 1, 2013. The Trust has no employees, officers or directors. The Trust does not have an “Equity Compensation Plan”.

Name of Beneficial Owner and Address	Shares Beneficially Owned
	Units	Percent of Class
5% Unitholder: (1)

Trust Acquisition Company, LLC (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830	5,917,320	68.81%
Silver Point Capital, L.P. (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Edward A. Mulé (2) Two Greenwich Plaza, First Floor Greenwich, CT 06830
Robert J. O’Shea (2) Two Greenwich Plaza, First Floor Greenwich Plaza, First Floor Greenwich, CT 06830

(1)	Based on Schedule 13D/A Amendment No. 15 filed with the Securities and Exchange Commission on February 28, 2012 (the “Schedule 13D”) and the most recent Form 4 filed January 2, 2013.
(2)	Trust Acquisition Company, LLC, Silver Point Capital, L.P., Edward A. Mule and Robert J. O’Shea are each a reporting person and member of a reporting group pursuant to a Joint Filing Agreement dated as of February 282012 for purposes of the Securities Exchange Act of 1934, as amended, as filed as Exhibit 7.01 to the Schedule 13D.

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

Administrative services fees of $460,000, $460,000 and $345,000 are included in general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Upon the Trust’s termination, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. The Minimum Price per MMBtu was $2.05, $1.99 and $1.97 for 2012, 2011 and 2010, respectively. The Sharing Price was $2.54, $2.46 and $2.43 per MMBtu in 2012, 2011 and 2010, respectively. As of December 31, 2012, the Working Interest Owners had no accumulated Price Credits and had not exercised their right to discontinue the Minimum Price commitment.

Price Credits totaling $8,000 were deducted in calculating the purchase price related to Net Proceeds during the years ended December 31, 2012. All such Price Credits were recouped by Working Interest Owners in 2012. No Price Credits were deducted in calculating the purchase price related to Net Proceeds during the years ended December 31, 2011 and 2010. As a result the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the years ended December 31, 2012, 2011 and 2010 were reduced by $0.2 million, $1.9 million and $2.5 million, respectively.

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

For the Robinson’s Bend Field, a gathering, treating and transportation fee of $0.260 per MMBtu, adjusted for inflation ($0.335 and $0.331 per MMBtu for 2011 and 2010, respectively), plus fuel usage equal to 5% of revenues is deducted in computing Net Proceeds due to the Trust. Additionally, a gathering fee of $0.05 per MMBtu is deducted in calculating the purchase price for production from 73 of the 426 wells in the Robinson’s Bend Field. In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu.

During the years ended December 31, 2012, 2011 and 2010, gathering, treating and transportation fees deducted from the Net Proceeds calculations pertaining to production during the twelve months ended September 30, 2012, 2011 and 2010 in the Robinson’s Bend, Austin Chalk and Cotton Valley Fields, totaled $0.09 million, $0.9 million and $1.0 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

Item 14. Principal Accountant Fees and Services.

The Trust does not have an audit committee, and has no audit committee pre-approval policy with respect to fees paid to UHY. Any pre-approval of services performed by UHY and related fees is granted by the Trustee. The outside auditors are appointed and engaged by the Trust. Fees for services performed by UHY for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit Fees	$114,000	$129,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$114,000	$129,000

Torch Energy Royalty Trust

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Torch Energy Royalty Trust

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2012 and 2011

Statements of Distributable Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

Statements of Changes in Trust Corpus for the Years Ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3.	Exhibits

Exhibit

Number Exhibit

4.	Instruments Defining the Rights of Security Holders, Including Indentures.
	4.1 -	Form of Torch Energy Royalty Trust Agreement. *
	4.2 -	Form of Louisiana Trust Agreement. *
	4.3 -	Specimen Trust Unit Certificate. *
	4.4 -	Designation of Ancillary Trustee. *

10.	Material Contracts.
	10.1 -	Purchase Agreement between TRC, Velasco and TEMI. *
	10.2 -	Gas Gathering Agreement between TEMI and Bahia Gas Gathering, Ltd. *
	10.3 -	Amendment to Gas Gathering Agreement. *
	10.4 -	Water Gathering and Disposal Agreement and First Amendment between Torch Energy Associates, Ltd. and Velasco. *
	10.5 -	Form of Texas Conveyance. *
	10.6 -	Form of Louisiana Conveyance. *
	10.7 -	Form of Alabama Conveyance. *
	10.8 -	Standby Performance Agreement between Torch and the Trust. *
	10.9 -	Amendment to Water Gathering Contract. *
	10.10 -	First Amendment to Oil and Gas Purchase Contract (previously filed on Form 10-Q for the quarter ended September 30, 1994). *
	10.11 -	Second amendment to Water Gathering and Disposal Agreement (previously filed on Form 8-K on February 11, 2008). **
	10.12 -	Purchase and Sale Agreement between Trust, TRC, Torch E&P and Torch (previously filed on Form 8-K on August 30, 2013).

Torch Energy Royalty Trust

	10.13 -	Purchase and Sale Agreement between Trust and RBP II (previously filed on Form 8-K on December 13, 2011).
23.	Consents of Experts and Counsel.
	23.1 -	Consent of T.J. Smith & Company, Inc.
	23.2 -	Consent of Netherland, Sewell and Associates, Inc.
	23.3 -	Consent of Watkins Meegan LLC

31.	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications.
	32.1 -	Certification of Wilmington Trust Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Registration Statements on Form S-1 of Torch Energy Advisors Incorporated (Registration No. 33-68688) dated November 16, 1993.
**	Incorporated by reference from Form 8-K dated February 11, 2008.

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