Form 10-Q
period 2013-06-30
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-12474

Torch Energy Royalty Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-6411424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Rodney Square North	19890
1100 North Market Street, Wilmington, Delaware (Address of Principal Executive Offices)	(Zip Code)

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

Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2012 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2013 and December 31, 2012, the distributable income (loss) and changes in trust corpus for the three-month and six-month periods ended June 30, 2013 and 2012 have been included. All such adjustments are of a normal recurring nature. The distributable income (loss) for such interim periods is not necessarily indicative of the distributable income (loss) for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Cash	$820	$1,139
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $177,320 and $177,259 at June 30, 2013 and December 31, 2012, respectively	3,280	3,341

	$4,100	$4,480

LIABILITIES AND TRUST CORPUS

Trust expense payable	$395	$290
Trust corpus	3,705	4,190

	$4,100	$4,480

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net profits income	$—	$—	$—	$—
Infill well proceeds	61	84	61	84

	61	84	61	84
General and administrative expenses	224	339	485	674

Distributable income \ (loss)	$(163)	$(255)	$(424)	$(590)

Distributable income \ (loss) per Unit (8,600 Units)	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Distributions per Unit	$—	$—	$—	$—

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$3,929	$5,055	$4,190	$5,390
Amortization of Net Profits Interests	(61)	(84)	(61)	(84)
Distributable income \ (loss)	(163)	(255)	(424)	(590)
Distributions to Unitholders	—	—	—	—

Trust corpus, end of period	$3,705	$4,716	$3,705	$4,716

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

1. Nature of Operations

The Torch Energy Royalty Trust (“Trust”) was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The working interest owners of the Underlying Properties were Torch Royalty Company, Torch E&P Company and Samson Lone Star Limited (“Working Interest Owners”).

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

2. Basis of Accounting, Significant Accounting Policies

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and six-month periods ended June 30, 2013 and 2012 are derived from oil and natural gas production sold during the three-month and six-month periods ended March 31, 2013 and 2012, respectively. The Trust did not receive revenues from TRC with respect to production during the six-month periods ended March 31, 2013 and 2012 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 for additional information regarding this adjustment.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

•

The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At June 30, 2013 and 2012, no impairment was deemed necessary.

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

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during each of the three-month and six-month periods ended June 30, 2013 as a result of TRC withholding Net Proceeds from the Trust totaling $0.3 million and $0.7 million, respectively. During the three-month and six-month periods ended June 30, 2013, Net Proceeds received from the Trust pertaining to the Infill wells totaled $61,000 for both periods. Such amounts are classified as Infill Well proceeds in the Trust’s statements of distributable income (loss). During the three-month and six-month periods ended June 30, 2013, the Trust made no cash distributions to Unitholders. As of June 30, 2013 and December 31, 2012, the Cash Reserve was $0.8 million and $1.1 million, respectively.

During the three-month and six-month periods ended June 30, 2012 the Trust received no net profits income as a result of TRC withholding Net Proceeds from the Trust totaling $0.4 million and $0.9 million, respectively. During the three-month and six-month periods ended June 30, 2012, Net Proceeds received from the Trust pertaining to the Infill wells totaled $84,000 for both periods. No cash distributions were made to Unitholders during the three-month and six-month periods ended June 30, 2012.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 natural gas sales, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013, 2012 and 2011 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the six-month periods ended June 30, 2013 and 2012 were reduced by $0.2 million and $0.1 million, respectively. As of June 30, 2013, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

During the three-month periods ended June 30, 2013 and 2012, such fees deducted from the Net Proceeds calculations, attributable to production during each of the three-month periods ended March 31, 2013 and 2012 in the Austin Chalk and Cotton Valley Fields totaled $0.02 million. During the six-month periods ended June 30, 2013 and 2012, such fees deducted from the Net Proceeds calculations, attributable to production during the six-month periods ended March 31, 2013 and 2012 in the Austin Chalk and Cotton Valley Fields totaled $0.03 million and $0.05 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

Services fees charged to the Trust by Torch during each of the three-month periods ended June 30, 2013 and 2012 totaled $0.1 million. Such fees during each of the six-month periods ended June 30, 2013 and 2012 totaled $0.2 million.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $60,000 and $57,000 during the three-month periods ended June 30, 2013 and 2012, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $120,000 and $112,000 during the six-month periods ended June 30, 2013 and 2012, respectively.

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

Total administrative and transfer agent fees charged by the Trustee for services performed during the three-month periods ended June 30, 2013 and 2012 were $31,000 and $25,000, respectively. Total administrative and transfer agent fees charged by the Trustee for services performed during the six-month periods ended June 30, 2013 and 2012 were $66,000 and $50,000, respectively.

7. Trust Expense Payable

The Trust expense payable at June 30, 2013 and December 31, 2012 was $395,000 and $290,000, respectively. Such liability represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

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

TORCH ENERGY ROYALTY TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three-month periods ended June 30, 2013 and 2012 is derived from actual oil and natural gas produced during the three-month periods ended March 31, 2013 and 2012, respectively. Net Proceeds attributable to the Underlying Properties for the six-month periods ended June 30, 2013 and 2012 is derived from actual oil and natural gas produced during the six-month periods ended March 31, 2013 and 2012, respectively.

The data set forth in the table below excludes the effect of the Chalkley Gas Volume Adjustment. See Notes 5 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

	Three Months Ended June 30,
	2013 (a)		2012 (a)
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural Gas
Chalkley Field	369	101,157	448	117,877
Cotton Valley Fields	156	85,387	373	99,249
Austin Chalk Fields	704	10,330	987	18,700

	1,229	196,874	1,808	235,826

	Six Months Ended June 30,
	2013 (a)		2012 (a)
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural gas
Chalkley Field	758	206,977	886	236,243
Cotton Valley Fields	303	184,018	718	196,791
Austin Chalk Fields	1,524	23,023	2,269	39,836

	2,585	414,018	3,873	472,870

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust during the six-month periods ended June 30, 2013 and 2012 by $0.7 million and $0.9 million, respectively.

TORCH ENERGY ROYALTY TRUST

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The Trust received no net profits income from the Trust during the three-month periods ended June 30, 2013 and 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the three-month periods ended June 30, 2013 and 2012, TRC withheld Net Proceeds from the Trust totaling $0.3 million and $0.4 million, respectively. As of June 30, 2013 and December 31, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $0.7 million and $1.3 million, respectively. See Notes 4 and 8 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 196,874 Mcf and 235,826 Mcf during the three- month periods ended June 30, 2013 and 2012, respectively. Oil production attributable to the Underlying Properties for the three-month periods ended March 31, 2013 and 2012 was 1,229 Bbls and 1,808 Bbls, respectively. Oil production decreased during 2013 as a result of normal production declines.

During the three-month period ended June 30, 2013, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.79 per MMBtu as compared to $2.44 per MMBtu for the three-month period ended June 30, 2012. During the three-month period ended June 30, 2013, the average price used to calculate Net Proceeds for oil was $86.78 per Bbl as compared to $95.29 per Bbl for the three-month period ended June 30, 2012. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 production, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013,

TORCH ENERGY ROYALTY TRUST

2012 and 2011 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2013 and December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during each of the three-month and six-month periods ended June 30, 2013 and 2012. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month periods ended June 30, 2013 and 2012 by $0.01 million and $0.02 million, respectively.

During the three-month periods ended June 30, 2013 and 2012, the Trust recognized $61,000 and $84,000, respectively, of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for each of the three-month periods ended June 30, 2013 and 2012 totaled $0.3 million.

General and administrative expenses amounted to $0.2 million and $0.3 million, respectively, for the three-month periods ended June 30, 2013 and 2012. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three-month periods ended June 30, 2013 and 2012, the Trust received cash payments totaling $61,000 and $84,000, respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from net profits income and Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of June 30, 2013 and December 31, 2012 was $0.8 million and $1.1 million, respectively.

The foregoing resulted in a distributable loss of $0.2 million, or $.02 per Unit, for the three-month period ended June 30, 2013 income as compared to a distributable loss of $0.3 million, or $0.03 per Unit, for the same period in 2012. During each of the three-month periods ended June 30, 2013 and 2012, the Trust made no cash distributions to Unitholders.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The Trust received no net profits income from the Trust during each of the six-month periods ended June 30, 2013 and 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the TRC Underlying Property Interests until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed

TORCH ENERGY ROYALTY TRUST

the unrecouped balance of such overpayment. During the six-month periods ended June 30, 2013 and 2012, TRC withheld Net Proceeds from the Trust totaling $0.7 million and $0.9 million, respectively. As of June 30, 2013 and December 31, 2012, the unrecouped balance of the Chalkey Gas Volume Adjustment was $0.7 million and $1.3 million, respectively. See Notes 4 and 8 of the accompanying financial statements for additional information for additional information concerning this adjustment.

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 414,018 Mcf and 472,870 Mcf during the six-month period ended March 31, 2013 and 2012, respectively. Oil production attributable to the Underlying Properties during the six-month periods ended March 31, 2013 and 2012 was 2,585 Bbls and 3,873 Bbls, respectively. Oil production decreased during 2013 as a result of normal production declines.

During the six-month period ended June 30, 2013, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.78 per MMBtu as compared to $2.61 per MMBtu for the six-month period ended June 30, 2012. During the six-month period ended June 30, 2013, the average price used to calculate Net Proceeds for oil was $85.46 per Bbl as compared to $90.90 per Bbl for the six-month period ended June 30, 2012. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 and 8 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 production, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013, 2012 and 2011 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of June 30, 2013 and December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. No Price Credits were deducted in calculating the purchase price related to net profits income during each of the six-month periods ended June 30, 2013 and 2012. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the six-month periods ended June 30, 2013 and 2012 by $0.2 million and $0.1 million, respectively.

TORCH ENERGY ROYALTY TRUST

During the six-month periods ended June 30, 2013 and 2012, the Trust recognized $61,000 and $84,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for each of the six-month periods ended June 30, 2013 and 2012 totaled $0.6 million.

General and administrative expenses amounted $0.5 million and $0.7 million, respectively, for the six-month periods ended June 30, 2013 and 2012. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

Pursuant to the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the six-month periods ended June 30, 2013 and 2012, the Trust received cash payments totaling $61,000 and $84,000, respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from the Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of June 30, 2013 and December 31, 2012 was $0.8 million and $1.1 million, respectively.

The foregoing resulted in a distributable loss of $0.4 million, or $0.05 per Unit, for the six-month period ended June 30, 2013 as compared to a distributable loss of $0.6 million, or $0.07 per Unit, for the same period in 2012. During each of the six-month periods ended June 30, 2013 and 2012, the Trust made no cash distributions to Unitholders.

TORCH ENERGY ROYALTY TRUST

Net profits income received by the Trust during the three-month and six-month periods ended June 30, 2013 and 2012, derived from production sold during the three-month and six-month periods ended March 30, 2013 and 2012, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended June 30, 2013 (a)	Three Months Ended June 30, 2012 (a)
Oil and natural gas revenues	$678	$772

Direct operating expenses:
Lease operating expenses and property tax	347	341
Severance tax	49	61

	396	402

Net proceeds before capital expenditures	282	370
Capital expenditures	(7)	1

Net proceeds	289	369
Net profits percentage	95%	95%

Net profits income	275	351
Chalkley Gas Volume Adj. (a)	(275)	(351)

Net profits income	$—	$—

	Six Months Ended June 30, 2013 (a)	Six Months Ended June 30, 2012 (a)
Oil and natural gas revenues	$1,418	$1,639

Direct operating expenses:
Lease operating expenses and property tax	670	623
Severance tax	105	131

	775	754

Net proceeds before capital expenditures	643	885
Capital expenditures	(27)	(5)

Net proceeds	670	890
Net profits percentage	95%	95%

Net profits income	637	846
Chalkley Gas Volume Adj. (a)	(637)	(846)

Net profits income	$—	$—

(a)	The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and six-month periods ended June 30, 2013 by $0.4 million and $0.7 million, respectively The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and six-month periods ended June 30, 2012 by $0.4 million and $0.9 million, respectively. See Notes 4 and 8 to the Trust’s accompanying financial statements for additional information.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners calculated Net Proceeds owed to the Trust utilizing the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the terminated Purchase Contract. The Minimum Price per MMBtu was adjusted annually for inflation and was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 natural gas sales, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013, 2012 and 2011 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. However, if the Working Interest Owners discontinue the Minimum Price commitment, they will no longer be entitled to deduct the Price Differential and will forfeit all accrued Price Credits. The Working Interest Owners have not exercised their option to discontinue the Minimum Price commitment and have no outstanding Price Credits as of June 30, 2013.

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

TORCH ENERGY ROYALTY TRUST

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the three-month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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

TORCH ENERGY ROYALTY TRUST

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