Form 10-Q
period 2013-09-30
TORCH ENERGY ROYALTY TRUST
filed 2014-02-03
CIK 912030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Introduction

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Trust was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are TRC, Torch E&P Company and Samson Lone Star Limited Partnership (“Working Interest Owners”). .

Certain information and footnote disclosures normally included in the annual financial statements have been omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2012 financial statements and notes thereto included in the Trust’s applicable annual report on Form 10-K. All adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2013 and December 31, 2012, the distributable income (loss) and changes in trust corpus for the three-month and nine-month periods ended September 30, 2013 and 2012 have been included. All such adjustments are of a normal recurring nature. The distributable income (loss) for such interim periods is not necessarily indicative of the distributable income (loss) for the full year.

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

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(In thousands)

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Cash	$3,724	$1,139
Net profits interests in oil and natural gas properties (Net of accumulated amortization of $180,600 and $177,259 at September 30, 2013 and December 31, 2012, respectively	—	3,341

	$3,724	$4,480

LIABILITIES AND TRUST CORPUS
Trust expense payable	$403	$290
Trust corpus	3,321	4,190

	$3,724	$4,480

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (LOSS)

(In thousands, except per Unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net profits income	$—	$—	$—	$—
Infill well proceeds	22	25	83	109
Net profits interests sales proceeds	3,258	—	3,258	—

	3,280	25	3,341	109
General and administrative expenses	384	254	869	928

Distributable income \ (loss)	$2,896	$(229)	$2,472	$(819)

Distributable income \ (loss) per Unit (8,600 Units)	$0.34	$(0.03)	$0.29	$(0.10)

Distributions per Unit	$—	$—	$—	$—

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$3,705	$4,716	$4,190	$5,390
Amortization of Net Profits Interests	(22)	(25)	(83)	(109)
Basis of net profits interests sold	(3,258)	—	(3,258)	—
Distributable income \ (loss)	2,896	(229)	2,472	(819)
Distributions to Unitholders	—	—	—	—

Trust corpus, end of period	$3,321	$4,462	$3,321	$4,462

See notes to financial statements

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

1. Nature of Operations

The Torch Energy Royalty Trust (“Trust”) was formed effective October 1, 1993, pursuant to a trust agreement (“Trust Agreement”) among Wilmington Trust Company, not in its individual capacity but solely as trustee of the Trust (“Trustee”), Torch Royalty Company (“TRC”) and Velasco Gas Company, Ltd. (“Velasco”) as owners of certain oil and natural gas properties (“Underlying Properties”) and Torch Energy Advisors Incorporated (“Torch”) as grantor. The Trust was formed under the Delaware statutory trust act (formerly known as the Delaware business trust act). TRC and Velasco created net profits interests (“Net Profits Interests”) which burden the Underlying Properties and conveyed such interests to Torch. Torch conveyed the Net Profits Interests to the Trust in exchange for an aggregate of 8,600,000 units of beneficial interest (“Units”). Such Units were sold to the public through various underwriters in November 1993. The current working interest owners of the Underlying Properties are Torch Royalty Company, Torch E&P Company and Samson Lone Star Limited (“Working Interest Owners”). .

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

Notes to Financial Statements

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

2. Basis of Accounting, Significant Accounting Policies

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. Therefore, revenues recognized during the three-month and nine-month periods ended September 30, 2013 and 2012 are derived from oil and natural gas production sold during the three-month and nine-month periods ended June 30, 2013 and 2012, respectively. The Trust did not receive revenues from TRC with respect to production during each of the nine-month periods ended June 30, 2013 and 2012 as a result of TRC recouping overpayments made to the Trust in 1994 and 1995 with respect to the Chalkley Field (the “Chalkley Gas Volume Adjustment”). See Note 4 for additional information regarding this adjustment.

•	General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Net Profits Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

•	The Trust reviews the Net Profits Interests for impairment whenever events or changes in circumstances indicate the carrying amount of the Net Profits Interests may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the Net Profits Interests. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. At September 30, 2013 and 2012, no impairment was deemed necessary.

•	The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because net profits income is not accrued in the period of production and amortization of the Net Profits Interests is not charged against operating results.

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

On August 30, 2013, the Trust simultaneously signed and closed a Purchase and Sale Agreement (“PSA”) by and among the Trust, TRC, Torch E&P Company, N.M.L. Inc., of Texas (formerly Torch Energy Services, Inc.), and Torch, pursuant to which the Trust and the Torch Energy Louisiana Royalty Trust sold all of its remaining net profits interests attributable to the underlying working interests in certain fields that produce from the Cotton Valley Fields, Austin Chalk Fields and Chalkley Field for a purchase price of $3,258,330. Such sales proceeds are classified as net profits interests sales proceeds in the Trust’s statements of distributable income (loss). See Note 5 for additional information.

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during each of the three-month and nine-month periods ended September 30, 2013 as a result of TRC withholding Net Proceeds from the Trust totaling $0.2 million and $0.9 million, respectively. During the three-month and nine-month periods ended September 30, 2013, Net Proceeds received from the Trust pertaining to the Infill wells totaled $22,000 and $83,000, respectively. Such amounts are classified as Infill Well proceeds in the Trust’s statements of distributable income (loss). During each of the three-month and nine-month periods ended September 30, 2013, the Trust made no cash distributions to Unitholders. As of September 30, 2013 and December 31, 2012, the Cash Reserve was $3.7 million and $1.1 million, respectively.

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

As a result of the Chalkley Gas Volume Adjustment, the Trust received no net profits income during each of the three-month and nine-month periods ended September 30, 2012 as a result of TRC withholding Net Proceeds from the Trust totaling $0.2 million and $1.1 million, respectively. During the three-month and nine-month periods ended September 30, 2012, the Trust received cash payments totaling $25,000 and $109,000, respectively, from the Working Interest Owners of the Underlying Properties which pertain to Net Proceeds generated from the Infill Wells. Such amounts are classified as Infill Well proceeds in the Trust’s statements of distributable income (loss) during the three-month and nine-month periods ended September 30, 2012. During each of the three-month and nine-month periods ended September 30, 2012, the Trust made no cash distributions to Unitholders.

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

On August 30, 2013, the Trust simultaneously signed and closed a PSA by and among the Trust, TRC, Torch E&P Company, N.M.L. Inc., of Texas (formerly Torch Energy Services, Inc.), and Torch, pursuant to which the Trust and the Torch Energy Louisiana Royalty Trust sold all of its remaining net profits interests attributable to the underlying working interests in certain fields that produce from the Cotton Valley Fields, Austin Chalk Fields and Chalkley Field for a purchase price of $3,258,330. Pursuant to the PSA, TRC provided the Trust a release, including a release of claims with respect to TRC’s unrecouped balance pertaining to the

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Chalkley Gas Volume Adjustment. The unrecouped balance of $0.5 million consisted of the total amount claimed by TRC of $3.1 million minus net proceeds from the underlying properties withheld by TRC of $2.6 million. The PSA also provided TRC a release of claims with respect to the Trust Net Proceeds generated from TRC’s Underlying Property Interest attributable to oil and gas sales. The PSA also contains customary representations, warranties and covenants. The Trust no longer receives any proceeds from the Net Profits Interests for the Cotton Valley Fields, Austin Chalk Fields and the Chalkley Field as of May 1, 2013, the effective date of the PSA.

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

TORCH ENERGY ROYALTY TRUST

Notes to Financial Statements

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners utilized the same pricing mechanisms (including the Sharing Price and Minimum Price commitment mechanisms) as the expired Purchase Contract in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 natural gas sales, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013, 2012 and 2011 natural gas sales, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the three-month period ended September 30, 2013 were reduced by $0.1 million. The Sharing Price arrangement did not reduce Net Proceeds attributable to the Underlying Properties during the three-month period ended September 30, 2012. As a result of the Sharing Price arrangement, Net Proceeds attributable to the Underlying Properties during the nine-month periods ended September 30, 2013 and 2012 were reduced by $0.3 million and $0.1 million, respectively. As of September 30, 2013, the Working Interest Owners had no outstanding Price Credits and had not exercised its right to discontinue the Minimum Price commitment.

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

In computing Net Proceeds due to the Trust for the Austin Chalk Fields, $0.38 per MMBtu plus 17% of revenues are deducted as a fee to gather, treat and transport natural gas production. TEMI deducted from the purchase price for natural gas for production attributable to certain wells in the Cotton Valley Fields a transportation fee of $0.045 per MMBtu. During the three-month periods ended September 30, 2013 and 2012, such fees deducted from the Net Proceeds calculations attributable to production during the three-month periods ended June 30, 2013 and 2012 in the Austin Chalk and Cotton Valley Fields totaled $0.01 million and $0.02 million, respectively. During each of the nine-month periods ended September 30, 2013 and 2012, such fees deducted from the Net Proceeds calculations, attributable to production during the nine-month periods ended June 30, 2013 and 2012 in the Austin Chalk and Cotton Valley Fields totaled $0.05 million and $0.07 million, respectively. No amounts for gathering, treating or transportation are deducted in calculating the purchase price from the Chalkley Field.

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

Services fees charged to the Trust by Torch during each of the three-month periods ended September 30, 2013 and 2012 were $0.1 million. Services fees during each of the nine-month periods ended September 30, 2013 and 2012 were $0.3 million.

Operator Overhead Fees

A subsidiary of Torch operates certain oil and natural gas interests burdened by the Net Profits Interests. The Underlying Properties are charged, on the same basis as other third parties, for all customary expenses and costs reimbursements associated with these activities. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $62,000 and $60,000 during the three-month periods ended September 30, 2013 and 2012, respectively. Operator overhead fees deducted from the Net Proceeds computations for the Chalkley, Cotton Valley and Austin Chalk Fields totaled $182,000 and $172,000 during the nine-month period ended September 30, 2013 and 2012, respectively.

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

Total administrative and transfer agent fees charged by the Trustee for services performed during each of the three-month periods ended September 30, 2013 and 2012 were $25,000. Total administrative and transfer agent fees charged by the Trustee for services performed during the nine-month periods ended September 30, 2013 and 2012 were $91,000 and $75,000, respectively.

7. Trust Expense Payable

The Trust expense payable at September 30, 2013 and December 31, 2012 was $403,000 and $290,000, respectively. Such liability mainly represents general and administrative expense accruals mainly pertaining to the Trust’s legal fees, accounting and audit fees, and administrative services fees.

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

Results of Operations

Because a modified cash basis of accounting is utilized by the Trust, Net Proceeds attributable to the Underlying Properties for the three-month periods ended September 30, 2013 and 2012 is derived from actual oil and natural gas produced during the three-month periods ended June 30, 2013 and 2012, respectively. Net Proceeds attributable to the Underlying Properties for the nine-month periods ended September 30, 2013 and 2012 is derived from actual oil and natural gas produced during the nine-month periods ended June 30, 2013 and 2012, respectively.

The data set forth in the table below excludes the effect of the Chalkley Gas Volume Adjustment. See Note 4 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

	Three Months Ended September 30,
	2013 (a)		2012 (a)
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural Gas
Chalkley Field	390	94,526	333	110,402
Cotton Valley Fields	52	84,181	157	94,645
Austin Chalk Fields	675	8,995	997	16,233

	1,117	187,702	1,487	221,280

	Nine Months Ended September 30,
	2013 (a)		2012 (a)
	Bbls of Oil	Mcf of Natural Gas	Bbls of Oil	Mcf of Natural gas
Chalkley Field	1,148	301,503	1,219	346,645
Cotton Valley Fields	355	268,199	875	291,436
Austin Chalk Fields	2,199	32,018	3,266	56,069

	3,702	601,720	5,360	694,150

(a)	Excludes the effect of the Chalkley Gas Volume Adjustment which reduced Net Proceeds paid to the Trust during each of the three-month and nine-month periods ended September 30, 2013 and 2012 by $0.2 million and $0.9 million, respectively. The Chalkley Gas Volume Adjustment reduced Net Proceeds paid to the Trust during the three-month and nine-month periods ended September 30, 2012 by $0.2 million and $1.1 million, respectively.

TORCH ENERGY ROYALTY TRUST

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Trust received no net profits income from the Trust during each of the three-month periods ended September 30, 2013 and 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the Underlying Properties of the Chalkley Field, the Cotton Valley Fields and the Austin Chalk Fields (“TRC Underlying Property Interests”) until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During each of the three-month periods ended September 30, 2013 and 2012, TRC withheld Net Proceeds from the Trust totaling $0.2 million. As of September 30, 2013, the unrecouped balance of the Chalkey Gas Volume Adjustment was $0.5 million. See Note 4 of the Trust’s accompanying financial statements for additional information concerning this adjustment.

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 187,702 Mcf and 221,280 Mcf during the three- month periods ended September 30, 2013 and 2012, respectively. Oil production attributable to the Underlying Properties for the three-month periods ended September 30, 2013 and 2012 was 1,117 Bbls and 1,487 Bbls, respectively. Oil production decreased during 2013 as a result of normal production declines.

During the three-month period ended September 30, 2013, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $3.14 per MMBtu as compared to $2.01 per MMBtu for the three-month period ended September 30, 2012. During the three-month period ended September 30, 2013, the average price used to calculate Net Proceeds for oil was $86.43 per Bbl as compared to $86.34 per Bbl for the three-month period ended September 30, 2012. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Note 4 of the Trust accompanying financial statements.

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 production, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013,

TORCH ENERGY ROYALTY TRUST

2012 and 2011 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2013 and December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. Price Credits totaling $8,000 were deducted in calculating the purchase price related to net profits income during the three-month period ended September 30, 2012. All such Price Credits were recouped by the Working Interest Owners in the same period. No Price Credits were deducted in calculating the purchase price related to net profits income during the three-month period ended September 30, 2013. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the three-month period ended September 30, 2013 by $0.1 million. The Sharing Price mechanism did not impact the Net Proceeds calculation during the three-month period ended September 30, 2012.

During the three-month periods ended September 30, 2013 and 2012, the Trust recognized $22,000 and $25,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the three-month periods ended September 30, 2013 and 2012 totaled $0.4 million and $0.3 million, respectively.

General and administrative expenses amounted to $0.4 million and $0.3 million, respectively, for each of the three-month periods ended September 30, 2013 and 2012. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

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

TORCH ENERGY ROYALTY TRUST

Pursuant to the Trust Agreement, the Trustee established a cash reserve (“Cash Reserve”) following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the three-month periods ended September 30, 2013 and 2012, the Trust received cash payments totaling $22,000 and $25,000 respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from the Infill Wells. All such receipts were allocated to the Trust’s Cash Reserve. Additionally, the Net Proceeds received from the Trust in connection with the PSA, or $3.3 million, were allocated to the Cash Reserve. The Cash Reserve as of September 30, 2013 and December 31, 2012 was $3.7 million and $1.1 million, respectively.

The foregoing resulted in distributable income of $2.9 million, or $0.34 per Unit, for the three-month period ended September 30, 2013 income as compared to a distributable loss of $0.2 million, or $0.03 per Unit, for the same period in 2012. During each of the three-month periods ended September 30, 2013 and 2012, the Trust made no cash distributions to Unitholders.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The Trust received no net profits income from the Trust during each of the nine-month periods ended September 30, 2013 and 2012 as a result of the Chalkley Gas Volume Adjustment which recouped overpayments made to the Trust by TRC in 1994 and 1995. Neither the Trust nor Unitholders are obligated to return such overpayment to TRC; however, the Trust will receive no Net Proceeds with respect to TRC’s interests in the TRC Underlying Property Interests until future Net Proceeds from the TRC Underlying Property Interests, plus accrued interest, exceed the unrecouped balance of such overpayment. During the nine-month periods ended September 30, 2013 and 2012, TRC withheld Net Proceeds from the Trust totaling $0.9 million and $1.1 million, respectively. As of September 30, 2013, the unrecouped balance of the Chalkey Gas Volume Adjustment was $0.5 million. See Note 4 of the accompanying financial statements for additional information for additional information concerning this adjustment.

Prior to the effect of the Chalkley Gas Volume Adjustment, natural gas production attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields (excluding production generated from the Infill Wells) was 601,720 Mcf and 694,150 Mcf during the nine-month period ended June 30, 2013 and 2012, respectively. Oil production attributable to the Underlying Properties during the nine-month period ended September 30, 2013 and 2012 was 3,702 Bbls and 5,360 Bbls, respectively. Oil production decreased during 2013 as a result of normal production declines.

During the nine-month period ended September 30, 2013, the average price used to calculate Net Proceeds for natural gas, before gathering, treating and transportation deductions, was $2.89 per MMBtu as compared to $2.42 per MMBtu for the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2013, the average price used to calculate Net Proceeds for oil was $85.75 per Bbl as compared to $89.63 per Bbl for the nine-month period ended September 30, 2012. Such average price calculations exclude the impact of the Chalkley Gas Volume Adjustment discussed in Notes 4 of the Trust accompanying financial statements.

TORCH ENERGY ROYALTY TRUST

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

Upon the Trust’s termination, pursuant to each Conveyance, the Working Interest Owners used the same pricing mechanisms as the expired Purchase Contract (including the Sharing Price and Minimum Price commitment mechanisms) in calculating Net Proceeds due to the Trust. The Minimum Price per MMBtu was $2.10, $2.05 and $1.99 for 2013, 2012 and 2011 production, respectively. The Sharing Price per MMBtu was $2.59, $2.54 and $2.46 for 2013, 2012 and 2011 production, respectively. Pursuant to each Conveyance, the Working Interest Owners also have the same annual option to discontinue the Minimum Price commitment. As of September 30, 2013 and December 31, 2012, the Working Interest Owners had no outstanding Price Credits and had not exercised their right to discontinue the Minimum Price commitment. Price Credits totaling $8,000 were deducted in calculating the purchase price related to net profits income during the nine-month period ended September 30, 2012. All such Price Credits were recouped by the Working Interest Owners in the same period. No Price Credits were deducted in calculating the purchase price related to net profits income during the nine-month period ended September 30, 2013. The deduction of the Price Differential in connection with the Sharing Price mechanism reduced Net Proceeds paid to the Trust during the nine-month periods ended September 30, 2013 and 2012 by $0.3 million and $0.1 million, respectively.

During each of the nine-month periods ended September 30, 2013 and 2012, the Trust recognized $83,000 and $109,000 of Infill Well income with respect to the Cotton Valley Fields Infill Wells. Such Infill Wells are operated by Samson Lone Star Limited Partnership.

Prior to the effect of the Chalkley Gas Volume Adjustment, lease operating expenses and capital expenditures attributable to the Underlying Properties in the Chalkley, Cotton Valley and Austin Chalk Fields deducted in calculating Net Proceeds due to the Trust for the nine-month periods ended September 30, 2013 and 2012 totaled $1.1 million and $0.9 million, respectively.

General and administrative expenses amounted to $0.9 million for each of the nine-month periods ended September 30, 2013 and 2012. Such general and administrative expenses include costs pertaining to the administrative services provided by Torch and the Trustee, legal fees, accounting and audit fees, reserve report preparation fees, and Unitholder report printing fees.

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

TORCH ENERGY ROYALTY TRUST

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

Pursuant to the Trust Agreement, the Trustee established a Cash Reserve following the Trust’s termination in 2008 for the payment of actual, contingent and uncertain liabilities associated with the liquidation and winding down of the Trust and the Trust’s arbitration. During the nine-month periods ended September 30, 2013 and 2012, the Trust received cash payments totaling $83,000 and $109,000 respectively, from the Working Interest Owners of the Underlying Properties pertaining to Net Proceeds from the Infill Wells. Additionally, the Trust received $3.3 million in connection with the PSA. All such receipts were allocated to the Trust’s Cash Reserve. The Cash Reserve as of September 30, 2013 and December 31, 2012 was $3.7 million and $1.1 million, respectively.

The foregoing resulted in distributable income of $2.5 million, or $0.29 per Unit, for the nine-month period ended September 30, 2013 as compared to a distributable loss of $0.8 million, or $0.10 per Unit, for the same period in 2012. During each of the nine-month periods ended September 30, 2013 and 2012, the Trust made no cash distributions to Unitholders.

TORCH ENERGY ROYALTY TRUST

Net profits income received by the Trust during the three and nine month periods ended September 30, 2013 and 2012, derived from production sold during the three and nine months ended June 30, 2013 and 2012, respectively, was computed as shown in the following table (in thousands):

	Three Months Ended September 30,
	2013 (a)	2012 (a)
Oil and natural gas revenues	$711	$591

Direct operating expenses:
Lease operating expenses and property tax	399	291
Severance tax	54	47

	453	338

Net proceeds before capital expenditures	257	253
Capital expenditures	30	15

Net proceeds	227	238
Net profits percentage	95%	95%

Net profits income	216	226
Chalkley Gas Volume Adj. (a)	(216)	(226)

Net profits income	$—	$—

	Nine Months Ended September 30,
	2013 (a)	2012 (a)
Oil and natural gas revenues	$2,129	$2,230

Direct operating expenses:
Lease operating expenses and property tax	1,069	914
Severance tax	159	178

	1,228	1,092

Net proceeds before capital expenditures	901	1,138
Capital expenditures	3	10

Net proceeds	898	1,128
Net profits percentage	95%	95%

Net profits income	853	1,072
Chalkley Gas Volume Adj. (a)	(853)	(1,072)

Net profits income	$—	$—

(a)	The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and nine-month periods ended September 30, 2013 by $0.2 million and $0.9 million, respectively. The Chalkley Gas Volume Adjustment reduced net profits income during the three-month and nine-month periods ended September 30, 2012 by $0.2 million and $1.1 million, respectively. See Note 4 to the Trust’s accompanying financial statements for additional information.

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

Changes in Internal Control over Financial Reporting.

There has not been any change in the Trust’s internal control over financial reporting during the three-month and nine-month periods ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trust and Trustee rely on third party service providers to perform administrative services for the Trust. Torch provided accounting, bookkeeping, informational and other services to the Trust related to the Net Profits Interests pursuant to the Administrative Services Agreement effective October 1, 1993 and an oral arrangement after termination of the Administrative Services Agreement on January 29, 2008 through April 1, 2008. From November 7, 2008 through December 23, 2008, Torch provided certain accounting services in connection with the Trust’s preparation of its Form 10-K for the year ended December 31, 2007 pursuant to an agreement between the Trust and Torch dated November 7, 2008. To facilitate the winding down of the Trust, Torch currently provides certain accounting and other services for the Trust pursuant to an agreement with the Trust entered into on March 26, 2009. The initial term of the agreement expired on March 31, 2010 and was thereafter extended from year to year, up to the period ending August 30, 2013. Torch currently provides the Trust via letter agreement the administrative services historically provided by Torch to the Trust through December 31, 2013 consistent with past practice and (ii) from December 31, 2013 to April 30, 2014 shall provide services to the Trust in support of any tax correspondence (tax booklet) and tax filings that might be necessary for the year ended December 31, 2013 consistent with past practice and other related services necessary to complete the wind down of the Trust that are also consistent with past practice. Subsequently, the inability of the Trust to hire qualified services providers to assist in the wind down and liquidation of the Trust may have a material adverse effect on the operations of the Trust.

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